Form 10-Q
period 2010-12-31
Eureka Financial Corp.
filed 2011-02-25
CIK 1501350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
Commission file number: 0-54238
EUREKA FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Maryland	26-3671639

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3455 Forbes Avenue, Pittsburgh, Pennsylvania	15213

(Address of principal executive offices)	(Zip Code)
(412) 681-8400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
As of February 24, 2011, there were no shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
     Eureka Financial Corp. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on January 11, 2011. The Form S-1 includes financial statements for the Company’s fiscal year ended September 30, 2010. The Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, to file financial statements for the first quarter subsequent to the quarter reported upon the Form S-1.
     The Company was incorporated in September 2010 by old Eureka Financial Corp., a federally chartered corporation currently existing as the mid-tier holding company for Eureka Bank, Pittsburgh, Pennsylvania (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company, has not issued any shares, has engaged only in organizational activities to date and has no significant assets, contingent or other liabilities, revenues or expenses. Therefore, the information presented in this report is on a consolidated basis for old Eureka Financial Corp.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2010	2010
Assets:
Cash and due from banks	$944,618	$886,456
Interest-bearing deposits in other banks	9,321,668	10,763,745

Cash and cash equivalents	10,266,286	11,650,201
Investment securities held to maturity (fair market value of $14,329,150 and $10,522,353, respectively)	14,727,806	10,482,550
Mortgage-backed securities, available for sale	36,591	38,595
Federal Home Loan Bank stock, at cost	756,500	796,400
Loans receivable, net of allowance for loan losses of $922,438 and $905,038, respectively	98,946,154	98,033,540
Premises and equipment, net	1,322,941	1,360,233
Deferred tax asset, net	1,861,298	2,018,594
Accrued interest receivable and other assets	3,066,721	2,929,470

Total Assets	$130,984,297	$127,309,583

Liabilities and Stockholders’ Equity
Deposit Accounts:
Non-interest bearing	$2,686,958	$3,417,157
Interest bearing	112,532,393	107,626,407

Total Deposits	115,219,351	111,043,564
Advances from borrowers for taxes and insurance	683,760	429,816
FHLB advances	—	1,000,000
Accrued interest payable and other liabilities	787,098	706,879

Total Liabilities	116,690,209	113,180,259

Total Commitments and Contingencies	—	—

Stockholders’ Equity:
Common stock, $0.10 par value; 4,000,000 shares authorized; 1,377,810 shares issued; 1,261,231 shares outstanding	137,781	137,781
Paid-in capital	6,348,745	6,348,745
Retained earnings — substantially restricted	9,274,312	9,111,556
Accumulated other comprehensive income	2,105	97

	15,762,943	15,598,179
Treasury stock, 116,579 shares at cost	(1,468,855)	(1,468,855)

Total Stockholders’ Equity	14,294,088	14,129,324

Total Liabilities and Stockholders’ Equity	$130,984,297	$127,309,583

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

	Three Months Ended
	December 31,
	2010	2009
Interest Income

Loans	$1,499,175	$1,488,603
Investment securities and other interest-earning assets:
Taxable	101,105	25,451
Tax exempt	7,302	11,991
Mortgage-backed securities	669	1,019

Total Interest Income	1,608,251	1,527,064

Interest Expense

Deposits	478,850	529,612
FHLB advances	7,259	15,022

Total Interest Expense	486,109	544,634

Net Interest Income	1,122,142	982,430

Provision for Loan Losses	17,400	5,000

Net Interest Income after Provision for Loan Losses	1,104,742	977,430

Non-Interest Income

Fees on NOW accounts	8,462	10,598
Other income	10,172	7,265

Total Non-Interest Income	18,634	17,863

Non-Interest Expenses

Salaries and benefits	434,195	373,981
Occupancy	90,381	84,461
Computer	46,545	42,181
Legal and accounting	52,708	52,034
Donations	1,300	1,225
FDIC insurance premiums	37,353	15,938
Other	48,934	46,738

Total Non-Interest Expenses	711,416	616,558

Income before Income Tax Provision	411,960	378,735

Income Tax Provision	169,555	144,400

Net Income	$242,405	$234,335

Earnings per Common Share — Basic and Diluted	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)

				Accumulated
				Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total
Balance at September 30, 2010	$137,781	$6,348,745	$9,111,556	$97	$(1,468,855)	$14,129,324
Comprehensive income:
Net income			242,205			242,205
Other comprehensive income:
Change in net unrealized gains on available for sale securities, net of deferred income tax of $1,231				2,008		2,008

Total Comprehensive Income						244,413
Dividends on common stock ($.15 per share)			(79,649)			(79,649)

Balance at December 31, 2010	$137,781	$6,348,745	$9,274,312	$2,105	$(1,468,855)	$14,294,088

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	December 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$242,405	$234,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	41,793	43,576
Provision for loan losses	17,400	5,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	4,734	131
Deferred tax expense	156,065	—
(Increase) decrease in accrued interest receivable	(35,775)	31,045
(Increase) in other assets	(101,476)	(638,826)
Decrease in accrued interest payable	(17,221)	(11,123)
Increase in other liabilities	97,440	141,231

Net Cash Provided by (Used in) Operating Activities	405,365	(194,631)
Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	1,250,000	—
Purchase of investment securities held to maturity	(5,500,000)	(500,000)
Redemption of FHLB stock	39,900	—
Net loans made to customers	(1,065,195)	(1,392,850)
Net decrease in commercial leases	135,181	570,071
Net paydowns in mortgage-backed securities	5,252	5,089
Premises and equipment expenditures	(4,500)	(5,331)

Net Cash Used in Investing Activities	(5,139,362)	(1,323,021)
Cash Flows from Financing Activities
Net increase in deposit accounts	4,175,787	7,977,230
Net increase in advances from borrowers for taxes and insurance	253,944	220,644
Payment of long term FHLB advances	(1,000,000)	(1,000,000)
Payment of dividends	(79,649)	(79,657)
Reissuance of treasury stock	—	12,634
Purchase of treasury stock	—	(2,384)

Net Cash Provided by Financing Activities	3,350,082	7,128,467

Net (Decrease) Increase In Cash and Cash Equivalents	(1,383,915)	5,610,815
Cash and Cash Equivalents — Beginning	11,650,201	5,417,845

Cash and Cash Equivalents — Ending	$10,266,286	$11,028,660

Supplementary Cash Flows Information
Income taxes paid	$—	$35,200

Interest paid	$503,330	$534,768

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1 — Nature of Operations and Significant Accounting Policies
     Eureka Financial Corp., a federally-chartered holding company (“old Eureka Financial Corp.”), and its wholly-owned subsidiary, Eureka Bank (the “Bank”), provide a variety of financial services to individuals and corporate customers through its main office and branch located in Southwestern Pennsylvania. Old Eureka Financial Corp.’s primary deposit products are interest-bearing checking accounts, savings accounts and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases.
Unaudited Interim Financial Statements
     The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect old Eureka Financial Corp.’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with the instructions to the SEC’s Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended September 30, 2010, as contained in the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on January 11, 2011.
     The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. The results of operations for the interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period. Certain amounts previously reported may have been reclassified to conform to the current year’s financial statement presentation.
Principles of Consolidation
     The consolidated financial statements of old Eureka Financial Corp. include the Bank. The consolidated financial statements do not include the transactions and balances of Eureka Bancorp, MHC (the “MHC”), which owned 730,239 shares or 57.9% of the outstanding shares of old Eureka Financial Corp. as of December 31, 2010. All significant inter-company transactions and balances have been eliminated in consolidation.
Earnings Per Share
     Basic earnings per share excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Diluted earnings per share is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options.
     The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31, 2010
	Income	Shares	Per Share Amount
Basic earnings per share	$242,405	1,261,231	$0.19
Effect of dilutive securities	—	—	—

Diluted earnings per share	$242,405	1,261,231	$0.19

	Three Months Ended December 31, 2009
	Income	Shares	Per Share Amount
Basic earnings per share	$234,335	1,261,287	$0.19
Effect of dilutive securities	—	—	—

Diluted earnings per share	$234,335	1,261,287	$0.19

   Subsequent Events
     Company management has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in the consolidated financial statements.
   Reclassifications
     Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.
Note 2 — Plan of Conversion and Reorganization
     On September 20, 2010, old Eureka Financial Corp., the Bank and the MHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (1) the MHC will merge with and into old Eureka Financial Corp., with old Eureka Financial Corp. being the surviving entity (the “MHC Merger”), (2) old Eureka Financial Corp. will merge with and into the Company, (3) the shares of common stock of old Eureka Financial Corp. held by persons other than the MHC (whose shares will be canceled) will be converted into shares of common stock of new Eureka Financial Corp. pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (4) the Bank will issue all of its capital stock to the Company and (5) the Company will offer and sell shares of the common stock to certain depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.
     In connection with the Plan of Conversion, shares of old Eureka Financial Corp.’s common stock currently owned by the MHC will be canceled and new shares of common stock, representing the approximate 57.9% ownership interest of the MHC, will be offered for sale by new Eureka Financial Corp. Concurrent with the completion of the conversion and offering, old Eureka Financial Corp.’s existing public shareholders will receive shares of new Eureka Financial Corp.’s common stock for each share of old Eureka Financial Corp.’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the new Eureka Financial Corp.’s common stock as they owned of old Eureka Financial Corp.’s common stock immediately before the conversion and offering.
     At the time of the conversion, liquidation accounts shall be established in an amount equal to the percentage of the outstanding shares of old Eureka Financial Corp. owned by the MHC before the MHC Merger, multiplied by old Eureka Financial Corp.’s total shareholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of the MHC as reflected in the latest statement of financial condition of the MHC before the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither the Holding Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.
     The transactions contemplated by the Plan of Conversion are subject to approval by the Office of Thrift Supervision. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of December 31, 2010 and September 30, 2010, the Company had incurred approximately $543,000 and $263,000 of conversion costs, respectively, which are included with other assets in the financial statements.

Note 3 — Investment Securities
     There were no investment securities available for sale at December 31, 2010 or September 30, 2010 and no sales of investment securities during the three months ended December 31, 2010 and 2009.
     Investment securities held to maturity consisted of the following at December 31, 2010 and September 30, 2010:

	December 31,2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Obligations of states and political subdivisions	$497,517	$—	$(36,867)	$460,650
Government agency debentures	14,230,289	29,744	(391,533)	13,868,500

	$14,727,806	$29,744	$(428,400)	$14,329,150

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Obligations of states and political subdivisions	$497,465	$—	$(25)	$497,440
Government agency debentures	9,985,085	51,803	(11,975)	10,024,913

	$10,482,550	$51,803	$(12,000)	$10,522,353
     At December 31, 2010 and September 30, 2010, $1,250,000 and $1,750,000, respectively, of government agencies were pledged as security for public monies held by old Eureka Financial Corp.
     The amortized cost and estimated fair value of securities held to maturity at December 31, 2010 and September 30, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
Due after five years through ten years	$3,000,000	$2,960,850
Due after ten years	11,727,806	11,368,300

	$14,727,806	$14,329,150

     Temporarily impaired investments consisted of the following at December 31, 2010 and September 30, 2010:

	December 31, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$—	$—	$460,650	$(36,867)	$460,650	$(36,867)
Government agency debentures	11,851,950	(391,533)	—	—	11,851,950	(391,533)

	$11,851,950	$(391,533)	$460,650	$(36,867)	$12,312,600	$(428,400)

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$497,440	$(25)	$—	$—	$497,440	$(25)
Government agency debentures	2,989,575	(10,425)	498,450	(1,550)	3,488,025	(11,975)

	$3,487,015	$(10.450)	$498,450	$(1,550)	$3,985,465	$(12,000)

     Investments are reviewed for decline in value on a quarterly basis. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the 3 month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.
     Unrealized losses at December 31, 2010 relate to obligations of states and political subdivisions and government agency debentures. Old Eureka Financial Corp. had 18 securities in an unrealized loss position at December 31, 2010. The decline in fair value was due primarily to interest rate fluctuations and the current economic environment. Old Eureka Financial Corp.’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis. Unrealized losses at September 30, 2010 relate to obligations of states and political subdivisions and government agency debentures. Old Eureka Financial Corp. had six securities in an unrealized loss position at September 30, 2010.
     Accrued interest relating to investments was approximately $115,000 and $54,000 as of December 31, 2010 and September 30, 2010, respectively.
Note 4 — Mortgage-Backed Securities
     The amortized cost and fair values of mortgage-backed securities, all of which are secured by residential real estate and are available for sale, are summarized as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$8,260	$620	$—	$8,880
Fannie Mae certificates	24,945	2,766	—	27,711

	$33,205	$3,386	$—	$36,591

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$8,945	$109	$(30)	$9,024
Fannie Mae certificates	29,503	180	(112)	29,571

	$38,448	$289	$(142)	$38,595

     The amortized cost and estimated market values of mortgage-backed securities at December 31, 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	December 31, 2010
	Amortized Cost	Fair Value
Due after one year through five years	$3,992	$4,163
Due after five years through ten years	19,711	21,900
Due after ten years	9,502	10,528

	$33,205	$36,591

     There were no sales of mortgage-backed securities during the three months ended December 31, 2010 and 2009.

     Temporarily impaired mortgage-backed securities at September 30, 2010 consisted of the following:

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Freddie Mac certificates	$—	$—	$5,219	$(30)	$5,219	$(30)
Fannie Mae certificates	—	—	20,147	(112)	20,147	(112)

	$—	$—	$25,366	$(142)	$25,366	$(142)

     Unrealized losses detailed above relate to mortgage-backed securities. Old Eureka Financial Corp. had no securities in an unrealized loss position at December 31, 2010 and four securities in an unrealized loss position at September 30, 2010. The decline in fair value was due primarily to interest rate fluctuations and the current economic environment. Old Eureka Financial Corp.’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.
Note 5 — Loans
     Major classifications of loans are as follows at December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
One- to four-family real estate	$42,558,498	$41,341,759
Construction	1,565,212	1,392,781
Multi-family real estate	14,610,442	14,529,362
Commercial real estate	19,356,518	19,363,550
Home equity and second mortgages	1,375,781	1,586,407
Secured loans	496,220	579,092
Unsecured improvement loans	241,749	169,854
Commercial leases	16,025,352	16,160,533
Commercial lines of credit	3,802,081	3,966,326

	100,031,853	99,089,664

Plus:
Unamortized loan premiums	18,771	26,493
Less:
Unamortized loan fees and costs, net	(182,032)	(177,579)
Allowance for loan losses	(922,438)	(905,038)

	$98,946,154	$98,033,540

Loan Portfolio Composition
     The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate loans; (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) unsecured improvement loans; (8) commercial leases; and (9) commercial lines of credit.
     One- to four-family real estate loans include residential first mortgage loans originated by the Bank in the greater Pittsburgh metropolitan area. We currently originate fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80%, unless they fall into our first time homebuyer program in our CRA Assessment Area, and then it could extend up to 95%. Due to our stringent underwriting, historical losses, and location of the majority of the portfolio, the Bank risk is considered minimal.
     Construction loans include dwelling and land loans where funds are being held by the Bank until the construction has ended. Dwelling construction consists of new construction and upgrades to existing dwellings. The normal construction period is for a term of six months. Construction loans on land are originated for developments where the land is being prepared for future home building. On site inspections are performed as per the draw schedule for all construction loans. The risk associated with the construction loans is considered low as the Bank makes only a small number of these loans at any given time and adheres to the draw schedule to ensure work is being completed in a timely and professional manner.

     Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Bank than the one- to four-family real estate loans and therefore are originated with a term of up to 20 years and a loan-to-value ratio of 75%. Different risk factors are taken into consideration when originating these loans such as whether the property is owner or non-owner occupied, location, the strength of borrower, rent rolls and total borrowings to the borrower(s).
     Commercial real estate loans consist of loans that are originated where a commercial property is being used as collateral. These loans also produce a higher risk to the Bank and have the same maximum terms and loan-to-value ratios as the multi-family loans. The risks associated with these loans are affected by economic conditions, location, strength of borrower, rent rolls and potential resale value should foreclosure become necessary.
     Home equity and second mortgages include loans as first or second liens to any applicant who maintains an owner occupied or single family dwelling. These loans also include home equity line of credits. The maximum loan amount is $100,000. The first and second lien combined can not exceed 80% of the appraised value of the property. The risk to the Bank depends on whether we hold the first and/or second lien. We rely heavily on the appraised value to ensure equity is available as well as the strength of the borrower. These loans are not considered to be more than moderate risk.
     Secured loans are made to applicants who maintain deposit accounts at the Bank. The Bank will originate these loans up to a term of five years or to maturity date whichever comes first. These loans pose no risk to the Bank as the loan amount will never exceed the collateral that is securing the loan.
     Unsecured improvement loans consist of loans that have no or very little useful collateral and therefore pose a greater risk to the Bank. These loans generally have a higher interest rate assigned to them and a maximum term of up to five years. Well documented underwriting is in place to ensure that the borrower has the ability to repay the debt. While the Bank does not originate a significant amount of these types of loans, they are considered to be moderate to high risk due to the unsecured nature of the loan.
     Commercial leases consist of loans that typically are collateralized by some form of equipment or vehicles. UCC’s are filed on all collateral to ensure the Bank has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically fall in the three to five year range which gives the Bank a quick pay down of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain one or two years after origination as market and economic climate can change, these loans do have a higher risk assigned to them. However, our historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.
     Commercial lines of credit consist of lines where no residential property is used as collateral. These loans are made to individuals as well as companies, and are collateralized by property, equipment or receivables. The loan amount is determined by the borrower’s financial strength as well as the collateral. The lines are based on the collateral and the ability of the borrower(s) to repay the debt. The lines are closely monitored and limits adjusted accordingly based on updated tax returns and/or other changes to the financial well being of the borrower(s). Subsequently, risk is controlled but considered moderate based on the collateral and nature of the loan.
Credit Quality
     The Bank’s risk rating system is made up of five loan grades (1, 2, 3, 4 and 5). A description of the general characteristics of the risk grades follows:
Rating 1 — Pass
     Rating 1 has asset risks ranging from excellent low risk to acceptable. This rating considers customer history of earnings, cash flow, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.
Rating 2 — Special Mention
     A special mention asset has a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The special mention classification is a transitory one and is the first classification that requires an action plan to resolve the weaknesses inherent to the credit. These relationships will be reviewed at least quarterly.
Rating 3 — Substandard
     Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength, or P&L losses. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.
Rating 4 — Doubtful
     Doubtful assets have many of the same characteristics of substandard assets with the exception that the Bank has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur. When a loan is assigned to this category the Bank will identify the probable loss and it will receive allocation in the loan loss reserve analysis. These relationships will be reviewed at least quarterly.
Rating 5 — Loss
     Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss”. There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.
Credit quality indicators as of December 31, 2010 were as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total

One- to four-family real estate	$42,024,905	$465,652	$67,941	$—	$42,558,498
Construction	1,565,212				1,565,212
Multi-family	14,610,442				14,610,442
Commercial real estate	19,356,518				19,356,518
Home equity and second mortgages	1,374,167	1,614			1,375,781
Secured loans	496,220				496,220
Unsecured improvement loans	241,749		—	—	241,749
Commercial leases	16,025,352	—	—	—	16,025,352
Commercial lines of credit	3,148,387	653,694	—	—	3,802,081

	$98,842,952	$1,120,960	$67,941	$—	$100,031,853

     A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of December 31, 2010 and September 30, 2010.

     The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2010:

			Greater				Non-
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	accrual
	Past Due	Past Due	Days	Due	Current	Receivables	Loans

One- to four-family real estate	$418,147	$22,828	$42,663	$483,638	$42,074,860	$42,558,498	$42,663
Construction	—	—	—	—	1,565,212	$1,565,212	—
Multi-family real estate	—	—	—	—	14,610,442	$14,610,442	—
Commercial real estate	—	—	—	—	19,356,518	$19,356,518	—
Home equity and second mortgages	—	—	—	—	1,375,781	$1,375,781	—
Secured loans	—	—	—	—	496,220	$496,220	—
Unsecured improvement loans	—	—	—	—	241,749	$241,749	—
Commercial leases	—	—	—	—	16,025,352	$16,025,352	—
Commercial lines of credit	229,778	—	12,000	12,000	3,790,081	$3,802,081	$12,000

	$647,925	$22,828	$54,663	$495,638	$99,536,215	$100,031,853	$54,663

     Old Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Old Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependant on any particular economic business sector. Loans on non-accrual at December 31, 2010 and September 30, 2010 were approximately $55,000 and $58,000, respectively. The foregone interest on non-accrual loans was approximately $849 and $2,684 for the three months ended December 31, 2010 and 2009, respectively.
     The following table details the allowance for loan losses and loan receivable balances at December 31, 2010. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

					Home
	One- to four				equity and		Unsecured		Commercial
	family real		Multi-family	Commercial	second	Secured	improvement	Commercial	lines of
	estate	Construction	real estate	real estate	mortgages	loans	loans	leases	credit	Unallocated	Total

Allowance for credit losses:
Balance at December 31, 2010	$125,286	$10,723	$109,578	$296,313	$14,150	$—	$—	$280,976	$42,629	$42,783	$922,438

Ending balance: individually evaluated for impairment	$15,531	$—	$—	$26,148	$—	$—	$—	$25,438	$—	$—	$67,117

Ending balance: collectively evaluated for impairment	$109,755	$10,723	$109,578	$270,165	$14,150	$—	$—	$255,538	$42,629	$42,783	$855,321

Loans receivables:
Ending balance	$42,558,498	$1,565,212	$14,610,442	$19,356,518	$1,375,781	$496,220	$241,749	$16,025,352	$3,802,081		$100,031,853

Ending balance: individually evaluated for impairment	$583,453	$—	$—	$653,694	$1,614	$—	$—	$847,932	$—		$2,086,693

Ending balance: collectively evaluated for impairment	$41,975,045	$1,565,212	$14,610,442	$18,702,824	$1,374,167	$496,220	$241,749	$15,177,420	$3,802,081		$97,945,160

     An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan and lease portfolio. The ALLL is based on management’s continuing evaluation of the risk classifications and credit quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. Management reviews the loan and lease portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL.

Changes in the allowance for loan losses were as follows for the three months ended December 31, 2010 and 2009:

	Three Months
	Ended December 31,
	2010	2009
Balance — beginning of period	$905,038	$831,987
Provision charged to operations	17,400	5,000
Recoveries	—	—
Net charge-offs	—	—

Balance — end of period	$922,438	$836,987

Note 6 — Commitments
     In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.
     Loan commitments are made to accommodate the financial needs of old Eureka Financial Corp’s customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to old Eureka Financial Corp.’s normal credit policies and loan underwriting standards. Collateral is obtained based on management’s credit assessment of the customer. Management currently expects no loss from these activities.
     Old Eureka Financial Corp’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at December 31, 2010 and September 30, 2010 was approximately $11,208,000 and $9,071,000, respectively, with rates of interest ranging from 2.25% to 7.25% and 2.25% to 6.75%, respectively. Fixed rate loan commitments at December 31, 2010 and September 30, 2010 were approximately $5,154,000 and $3,847,000, respectively, with fixed rates of interest ranging from 4.375% to 7.25% and 4.75% to 6.75%, respectively.
Note 7 — Fair Value Measurements and Fair Values of Financial Instruments
     Management uses its best judgment in estimating the fair value of old Eureka Financial Corp.’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts old Eureka Financial Corp. could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
     ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:
     Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
     Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
     Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

     An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
     For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and September 30, 2010 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	December 31,	Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
Mortgage-backed securities available for sale	$36,591	$—	$36,591	$—

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	September 30,	Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs
Mortgage-backed securities available for sale	$38,595	$—	$38,595	$—
     There are no non-financial assets or liabilities measured at fair value as of December 31, 2010 or September 30, 2010.
     The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of old Eureka Financial Corp.’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between old Eureka Financial Corp.’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of old Eureka Financial Corp.’s financial instruments at December 31, 2010 and September 30, 2010:

	December 31,		September 30,
	2010		2010
	Carrying	Fair Market	Carrying	Fair Market
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$10,266,286	$10,266,286	$11,650,201	$11,650,201
Mortgage-backed securities	36,591	36,591	38,595	38,595
Held to maturity securities	14,727,806	14,329,150	10,482,550	10,522,353
Federal Home Loan Bank stock	756,500	756,500	796,400	796,400
Loans receivable, net	98,946,154	102,375,000	98,033,540	102,239,000
Accrued interest receivable	503,122	503,122	467,347	467,347
Financial Liabilities:
Deposits	115,219,351	116,425,000	111,043,564	112,630,000
Advances from borrowers for taxes and insurance	683,760	683,760	429,816	429,816
FHLB advances	—	—	1,000,000	1,013,000
Accrued interest payable	135,079	135,079	152,300	152,300
Off-balance sheet commitments	—	—	—	—
   Cash and Cash Equivalents
     The carrying amount is a reasonable estimate of fair value due to the short term nature of the instrument.
   Securities
     The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidy and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.
   Federal Home Loan Bank Stock
     The carrying value of the FHLB stock is a reasonable estimate of fair value due to restrictions on the securities.
   Loans Receivable
     The fair values for one-to four-family residential loans are estimated using discounted cash flow analysis using fields from similar products in the secondary markets. The carrying amount of construction loans approximated its fair value given their short-term nature. The fair values of consumer and commercial loans are estimated using discounted cash flow analysis, using interest rates reported in various government releases and old Eureka Financial Corp.’s own product pricing schedule for loans with terms similar to old Eureka Financial Corp’s. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on a national survey of similar loans.
   Accrued Interest Receivable
     The carrying amount is a reasonable estimate of fair value due to the short term nature of the instrument.

   Deposit Liabilities
     The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies a comparable Federal Home Loan Bank advance rate to the aggregated weighted average maturity on time deposits.
   Advances from Borrowers for Taxes and Insurance
     The fair value of advances from borrowers for taxes and insurance is the amount payable on demand at the reporting date.
   Federal Home Loan Bank Advances
     The fair value of FHLB advances was determined using the FHLB pricing tables as of September 30, 2010.
   Accrued Interest Payable
     The carrying amount is a reasonable estimate of fair value.
   Off-Balance Sheet Commitments
     The values of off-balance sheet commitments are based on their carrying value, taking into account the remaining terms and conditions of the agreement.
Note 8 — Capital Requirements
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
     The Cleveland Federal Reserve Bank requires the Bank to maintain certain average clearing balances. As of December 31, 2010 and September 30, 2010, the Bank had a required clearing balance of $25,000.
     The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.
     As of October 19, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at December 31, 2010 and September 30, 2010:

					To be well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets)	$13,904	16.59%	> 6,704	> 8.00%	> 8,380	> 10.00%
Tier 1 capital (to risk-weighted assets)	12,982	15.49	> 3,352	> 4.00	> 5,028	> 6.00
Core (Tier 1) capital (to adjusted total assets)	12,982	10.00	> 5,194	> 4.00	>6,492	> 5.00
As of September 30, 2010
Total capital (to risk-weighted assets)	13,644	16.39	> 6,662	> 8.00	> 8,327	> 10.00
Tier 1 capital (to risk-weighted assets)	12,739	15.30	> 3,331	> 4.00	> 4,996	> 6.00
Core (Tier 1) capital (to adjusted total assets)	12,739	10.10	> 5,048	> 4.00	> 6,309	> 5.00
     The following is a reconciliation of Eureka Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2010 and September 30, 2010:

	December 31,	September 30,
	2010	2010
Total equity	$14,086	$13,841
Unrealized losses/(gains) on securities available-for-sale	(2)	—
Deferred tax asset – disallowed portion	(1,102)	(1,102)
Tier 1 capital	12,982	12,739
Other adjustments		—
Allowable allowances for loan and lease losses	922	905
Total regulatory capital	$13,904	$13,644
Note 9 — Recent Accounting Pronouncements
     Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010. The adoption of ASU No. 2010-06 did not have a material impact on our consolidated results of operations or financial position.
     In July 2010, the FASB issued ASU 2010-20, “Receivables (Subtopic 310)-Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The main objective of ASU 2010-20 is to provide financial statement users greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosure guidance was amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in ASU 2010-20 require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. ASU 2010-20 is effective for interim or annual periods ending on or after December 15, 2010. Since ASU 2010-20 only requires enhanced disclosures, the adoption of this statement did not have a material impact on our consolidated financial statements or results of operations.

     Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Additionally, ASU 2011-01 deferred the date for disclosures related to troubled debt restructures to coincide with the effective date of a proposed accounting standards update related to troubled debt restructures, which is currently expected to be effective for periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Safe Harbor Statement for Forward-Looking Statements
     This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
     Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 18 of the Company’s prospectus dated January 11, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
     The discussion and analysis of old Eureka Financial Corp.’s financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
     Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of non-performing loans, trends and absolute levels of classified and criticized loans, trends and absolute levels in delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific provision for loan loss based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific provision for loan loss is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.
     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.
     Valuation and Other-Than-Temporary Impairment of Investment Securities. We evaluate our investment securities portfolio on a quarterly basis for indicators of other-than-temporary impairment, which requires significant judgment. We assess whether other-than-temporary impairment has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, other-than-temporary impairment is considered to have occurred: (1) if we intend to sell the security; (2) if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or that we are not more likely than not to be required to sell, the other-than-temporary impairment is separated into credit and non-credit components. The credit-related other-than-temporary impairment, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related other-than-temporary impairment is recognized in other comprehensive income (loss). Noncredit-related other-than-temporary impairment results from other factors, including increased liquidity spreads and extension of the security. For securities which we do expect to sell, all other-than-temporary impairment is recognized in earnings. Other-than-temporary impairment is presented in the income statement on a gross basis with a reduction for the amount of other-than-temporary impairment recognized in other comprehensive income (loss). Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.
Comparison of Financial Condition at December 31, 2010 and September 30, 2010
     At December 31, 2010, assets increased $3.7 million to $131.0 million from $127.3 million at September 30, 2010, primarily due to a $4.2 million increase in investment securities. Also, at December 31, 2010, loans receivable, net increased $913,000 to $98.9 million from $98.9 million at September 30, 2010, primarily due to an increase in one- to four-family and commercial real estate loans. Other assets increased $137,000 to $3.1 million at December 31, 2010 from $2.9 million at September 30, 2010 primarily as a result of prepaid conversion costs.
     Old Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-accrual loans totaled $55,000, or 0.06% of total net loans, at December 31, 2010 compared to $58,000, or .06% of total net loans, at September 30, 2010. The non-accrual loan total for December 31, 2010 included two one- to four-family real estate loans and one commercial line of credit. The non-accrual loan total for September 30, 2010 included two one- to four-family real estate loans and one commercial line of credit.
     At December 31, 2010, total liabilities increased by $3.5 million from September 30, 2010. This increase was primarily attributable to an increase in deposits of $4.2 million. The growth in deposit accounts was primarily used to fund a $4.2 million increase in investment securities and to repay a $1.0 million Federal Home Loan Bank borrowing.

     At December 31, 2010, stockholders’ equity increased $165,000 to $14.3 million from $14.1 million at September 30, 2010. The increase was primarily the result of net income. Because of interest rate volatility, accumulated other comprehensive income and stockholders’ equity could materially fluctuate in future periods. Although net income for the three months ended December 31, 2010 increased retained earnings by $242,000, this increase was partially offset by dividends paid to stockholders in the amount of $80,000.
Results of Operations for the Three Months Ended December 31, 2010 and 2009
Overview.

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands, except
	per share amounts)
Net income	$242	$234
Basic earnings per share	0.19	0.19
Diluted earnings per share	0.19	0.19
Average equity to average assets	10.91%	12.28%
     The increase in net income for the three months ended December 31, 2010 was attributable to increased income from investment securities and a decreased cost of funds, offset by increased non-interest expenses.
     Net Interest Income. Net interest income increased $140,000 to $1.1 million for the three months ended December 31, 2010 from $982,000 for the comparable 2009 period. Higher net interest income was the result of a $81,000 increase in interest income and a decrease of $59,000 in interest expense over the comparable 2009 period. Total interest income increased $81,000 to $1.6 million for the three month period ended December 31, 2010 as compared to $1.5 million for the comparable 2009 period, primarily due to a $71,000 increase in interest from investment securities. Total interest expense decreased $59,000 to $486,000 for the three month period ended December 31, 2010 as compared to $545,000 for the comparable 2009 period, due to a $52,000 decrease in deposit interest expense due to lower interest rates and an $8,000 decrease in interest expense related to Federal Home Loan Bank advances.

     Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended
	December 31, 2010
	Compared to
	Three Months Ended
	December 31, 2009
	Increase (Decrease)
	Due to
	Rate	Volume	Net
		(In thousands)
Interest income:
Loans receivable	$(28)	$38	$10
Investment securities	18	53	71

Total interest-earning assets	(10)	91	81

Interest Expense:
NOW money markets accounts	(24)	14	(10)
Passbook and club accounts	(13)	2	(11)
IRA accounts	(16)	14	(2)
Certificates of deposit	(16)	(8)	(24)
CDARS	(6)	2	(4)
Borrowings	8	(16)	(8)

Total interest-bearing liabilities	(67)	8	(59)

Net change in net interest income	$57	$83	$140
     Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2010 was $17,400 compared to $5,000 for the comparable 2009 period. The increased provision reflects growth in the loan portfolio with consideration given to the level of charge-offs, non-performing loans and classified and criticized assets.
     Non-performing loans decreased $3,000 to $55,000 at December 31, 2010 from $58,000 at September 30, 2010. There were no net charge-offs for the three months ended December 31, 2010 as compared to $2,048 for the three months ended December 31, 2009.
     Non-interest Income. The following table shows the components of non-interest income and the percentage changes for the three months ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,
	2010	2009	$ Change	% Change
Fees on NOW accounts	$8,462	$10,598	$(2,136)	(20.2)%
Other income	10,172	7,265	2,907	40.0%

Total non-interest income	$18,634	$17,863	771	4.3%

     Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the three months ended December 31, 2010 and 2009.

	Three Months Ended
	December 31,
	2010	2009	$ Change	% Change
		(Dollars in thousands)
Salary and benefits	$434,195	$373,981	$60,214	16.1%
Occupancy	90,381	84,461	5,920	7.0
Computer	46,545	42,181	4,364	10.3
Legal and accounting	52,708	52,034	674	1.3
Donations	1,300	1,225	75	6.1
FDIC insurance premiums	37,353	15,938	21,415	134.4
Other	48,934	46,738	2,196	4.7

Total non-interest expense	$711,416	$616,558	$94,858	15.4%

     Salaries and benefits increased $60,000 for the three months ended December 31, 2010 due primarily to an approximate $29,000 increase in salary and benefits expense and a $26,000 increase in retirement fund contributions and health insurance premium expense. FDIC insurance premiums increased $21,000 as a result of an increase in deposits. Occupancy expense increased $6,000 for the three months ended December 31, 2010 due to increased office building taxes and vehicle expense.
     Income Taxes. Income tax expense was $170,000 for the three months ended December 31, 2010, compared to $144,000 for the three months ended December 31, 2009. The increase in income tax expense was primarily the result of an increase in taxable investment security interest income.
Liquidity and Capital Resources
     Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (iv) the objectives of our asset/liability management policy.
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits, which are included in cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $10.3 million. In addition, at December 31, 2010, we had the ability to borrow a total of approximately $58.0 million from the Federal Home Loan Bank of Pittsburgh. At December 31, 2010, we had no Federal Home Loan Bank advances outstanding.
     The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of liquidity will be dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2010, the Company had $208,000 in liquid assets.
     Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

     The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of December 31, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 16.59%, 15.49% and 10.0%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At December 31, 2010, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
     The capital from our pending stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will likely be enhanced by the capital from the offering, resulting in increased net interest-earning assets and revenue. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.
Off-Balance Sheet Arrangements
     In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see the Bank’s audited consolidated financial statements for the year ended September 30, 2010 included in the Company’s prospectus dated January 11, 2011.
     For the three months ended December 31, 2010, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
     This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures
     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.	Risk Factors
     For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on January 20, 2011. As of December 31, 2010, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.
     Not applicable.

Item 6.	Exhibits

2.1	Plan of Conversion and Reorganization (1)

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.
Dated: February 24, 2011	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer (principal executive officer)

Dated: February 24, 2011	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice Preisdent and Chief Financial Officer (principal accounting and financial officer)