Form 10-Q
period 2011-03-31
Eureka Financial Corp.
filed 2011-05-17
CIK 1501350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 16, 2011, there were 1,314,705 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2011	2010
Assets:
Cash and due from banks	$1,475,960	$886,456
Interest-bearing deposits in other banks	14,818,209	10,763,745

Cash and cash equivalents	16,294,169	11,650,201
Investment securities held to maturity (fair market value of $14,067,000 and $10,522,353, respectively)	14,210,693	10,482,550
Mortgage-backed securities, available for sale	32,061	38,595
Federal Home Loan Bank stock, at cost	718,600	796,400
Loans receivable, net of allowance for loan losses of $940,038 and $905,038, respectively	100,591,448	98,033,540
Premises and equipment, net	1,313,543	1,360,233
Deferred tax asset, net	1,836,798	2,018,594
Accrued interest receivable and other assets	2,241,544	2,929,470

Total Assets	$137,238,856	$127,309,583

Liabilities and Stockholders’ Equity
Deposit Accounts:
Non-interest bearing	$3,594,980	$3,417,157
Interest bearing	111,481,524	107,626,407

Total Deposits	115,076,504	111,043,564
Advances from borrowers for taxes and insurance	335,026	429,816
FHLB advances	—	1,000,000
Accrued interest payable and other liabilities	1,019,101	706,879

Total Liabilities	116,430,631	113,180,259

Total Commitments and Contingencies	—	—

Stockholders’ Equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,314,705 shares issued and outstanding at March 31, 2011; $0.10 par value; 4,000,000 shares authorized; 1,377,810 shares issued; 1,261,231 shares outstanding at September 30, 2010, respectively	13,147	137,781
Paid-in capital	11,916,490	6,348,745
Retained earnings — substantially restricted	9,481,530	9,111,556
Accumulated other comprehensive income	1,848	97
Unearned ESOP shares	(604,790)	—

Treasury stock, 116,579 shares at cost at September 30, 2010	—	(1,468,855)

Total Stockholders’ Equity	20,808,225	14,129,324

Total Liabilities and Stockholders’ Equity	$137,238,856	$127,309,583

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Interest Income
Loans	$1,527,154	$1,472,351	$3,026,329	$2,960,954
Investment securities and other interest-earning assets:
Taxable	136,202	35,645	237,307	61,096
Tax exempt	7,218	12,029	14,520	24,020
Mortgage-backed securities	604	930	1,273	1,949

Total Interest Income	1,671,178	1,520,955	3,279,429	3,048,019

Interest Expense
Deposits	450,649	501,670	929,499	1,031,283
FHLB advances	—	13,899	7,259	28,921

Total Interest Expense	450,649	515,569	936,758	1,060,204

Net Interest Income	1,220,529	1,005,386	2,342,671	1,987,815

Provision for Loan Losses	17,600	15,000	35,000	20,000

Net Interest Income after Provision for Loan Losses	1,202,929	990,386	2,307,671	1,967,815

Non-Interest Income
Fees on NOW accounts	6,714	8,592	15,176	19,190
Other income	9,908	6,323	20,080	13,588

Total Non-Interest Income	16,622	14,915	35,256	32,778

Non-Interest Expenses
Salaries and benefits	429,898	377,221	865,383	751,202
Occupancy	85,985	84,296	176,366	168,757
Computer	52,360	41,752	98,905	83,933
Legal and accounting	59,614	72,369	112,322	124,403
Donations	4,750	4,325	6,050	5,550
FDIC insurance premiums	35,827	30,401	73,180	46,339
Other	45,530	56,219	93,174	102,957

Total Non-Interest Expenses	713,964	666,583	1,425,380	1,283,141

Income before Income Tax Provision	505,587	338,718	917,547	717,452

Income Tax Provision	206,339	115,256	375,894	259,656

Net Income	$299,248	$223,462	$541,653	$457,796

Earnings per Common Share — Basic and Diluted	$0.23	$0.17	$0.41	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended March 31, 2011
(unaudited)

				Accumulated
				Other
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury
	Stock	Capital	Earnings	Income	ESOP Shares	Stock	Total

Balance September 30, 2010	$137,781	$6,348,745	$9,111,556	$97	$—	$(1,468,855)	$14,129,324

Comprehensive Income:
Net Income			541,653				541,653
Other comprehensive income
Unrealized gain on securities, net of deferred income tax of $1,099				1,751			1,751

Total Comprehensive Income							543,404

Corporate Reorganization

Public shares converted (530,992 at $0.10 par to 551,070 at $0.01 par)	(47,589)	47,589
Retirement of treasury shares (116,579)	(11,658)	(1,457,197)				(1,468,855)	—
Sale of shares (763,635 shares, including 61,090 shares to the ESOP)	7,636	6,688,724			(610,900)	—	6,085,460

Cancellation of MHC shares	(73,023)	287,866					214,843
ESOP shares earned	—	763			6,110		6,873
Dividends on common stock ($0.15/share and $0.07/share on 530,992 and 1,261,231 shares at December 31, 2010 and March 31, 2011, respectively)	—	—	(171,679)	—	—	—	(171,679)

Balance March 31, 2011	$13,147	$11,916,490	$9,481,530	$1,848	$(604,790)	$—	$20,808,225

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$541,653	$457,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	80,015	71,243
Provision for loan losses	35,000	20,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	6,621	7,259
Noncash expense for ESOP	6,873	—
Deferred tax expense	180,697	216,391
Decrease (increase) in accrued interest receivable	(63,002)	4
Decrease (increase) in other assets	750,928	(642,425)
Decrease in accrued interest payable	(9,410)	(10,284)
Increase in other liabilities	321,632	104,879

Net Cash Provided by Operating Activities	1,851,007	224,863
Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	3,500,000	—
Purchase of investment securities held to maturity	(7,227,531)	(4,750,000)
Redemption of FHLB stock	77,800	—
Net loans made to customers	(1,933,821)	(1,980,511)
Net decrease (increase) in commercial leases	(666,347)	1,211,795
Payments on mortgage-backed securities	9,411	9,376
Premises and equipment expenditures	(33,325)	3,227

Net Cash Used in Investing Activities	(6,273,813)	(5,506,113)
Cash Flows from Financing Activities
Net increase in deposit accounts	4,032,940	14,050,122
Net decrease in advances from borrowers for taxes and insurance	(94,790)	(115,042)
Payment of long term FHLB advances	(1,000,000)	(1,000,000)
Payment of dividends	(171,679)	(159,314)
Reissuance of treasury stock, net	—	9,472
Proceeds from stock offering, net of expenses	6,085,460	—
Proceeds from equity exchange of Eureka Bancorp, MHC	214,843	—

Net Cash Provided by Financing Activities	9,066,774	12,785,238

Net Increase In Cash and Cash Equivalents	4,643,968	7,503,988
Cash and Cash Equivalents — Beginning	11,650,201	5,417,845

Cash and Cash Equivalents — Ending	$16,294,169	$12,921,833

Supplementary Cash Flows Information
Income taxes paid	—	$35,200

Interest paid	$946,168	$1,049,337

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1 — Nature of Operations and Significant Accounting Policies
Eureka Financial Corp., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Eureka Bank (the “Bank”), provide a variety of financial services to individuals and corporate customers through its main office and branch located in Southwestern Pennsylvania. The Company’s primary deposit products are interest-bearing checking accounts, savings accounts and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases.
The Company was incorporated in September 2010 to be the Bank’s holding company upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization, which occurred on February 28, 2011, and to serve as the successor entity to old Eureka Financial Corp., a federally chartered corporation previously existing as the mid-tier holding company for the Bank.
Unaudited Interim Financial Statements
The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect Eureka Financial Corp.’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with the instructions to the SEC’s Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended September 30, 2010, as contained in the Company’s final prospectus filed with the SEC on January 20, 2011 pursuant to SEC Rule 424(b)(3).
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes and the valuation of other-than-temporary impairment of investment securities. The results of operations for the interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
Principles of Consolidation
The consolidated financial statements of the Company include the Bank. The consolidated financial statements do not include the transactions and balances of Eureka Bancorp, MHC (the “MHC”), which owned 730,239 shares or 57.9% of the outstanding shares of old Eureka Financial Corp. prior to the completion of the second-step conversion on February 28, 2011. All significant inter-company transactions and balances have been eliminated in consolidation.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average of common shares outstanding adjusted for the average unearned shares of the Bank’s employee stock ownership plan. Diluted earnings per share is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options. There were no outstanding stock options at March 31, 2011 or September 30, 2010.

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the three and six months ended March 31, 2011 and 2010. The share totals listed below reflect the conversion ratio of 1.0457 for shares outstanding prior to the completion of the Bank’s second step conversion.

	Three Months Ended March 31, 2011
			Per Share
	Income	Shares	Amount

Basic earnings per share	$299,248	1,295,885	$0.23
Effect of dilutive securities	—	—	—

Diluted earnings per share	$299,248	1,295,885	$0.23

	Three Months Ended March 31, 2010
			Per Share
	Income	Shares	Amount

Basic earnings per share	$223,462	1,318,927	$0.17
Effect of dilutive securities	—	—	—

Diluted earnings per share	$223,462	1,318,927	$0.17

	Six Months Ended March 31, 2011
			Per Share
	Income	Shares	Amount

Basic earnings per share	$541,653	1,307,503	$0.41
Effect of dilutive securities	—	—	—

Diluted earnings per share	$541,653	1,307,503	$0.41

	Six Months Ended March 31, 2010
			Per Share
	Income	Shares	Amount

Basic earnings per share	$457,796	1,318,445	$0.35
Effect of dilutive securities	—	—	—

Diluted earnings per share	$457,796	1,318,445	$0.35

Subsequent Events
Company management has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of March 31, 2011 for items that should potentially be recognized or disclosed in the consolidated financial statements.
Reclassifications
Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.
Note 2 — Conversion and Reorganization
The Bank completed its conversion from the mutual holding company form of organization to the stock holding company form on February 28, 2011. As a result of the conversion, Eureka Financial Corp., a newly formed Maryland corporation, became the holding company for Eureka Bank and Eureka Bancorp, MHC and the former Eureka Financial Corp., a federally chartered stock holding company, ceased to exist. As part of the conversion, all outstanding shares of the former Eureka Financial Corp. common stock (other than those owned by Eureka Bancorp, MHC) were converted into the right to receive 1.0457 of a share of the newly formed Eureka Financial Corp. common stock resulting in the issuance of 551,070 shares of common stock. In addition, a total of 763,635 shares of common stock were sold in a public offering at the price of $10.00 per share. The completion of the Company’s public offering raised $6.1 million in proceeds, net of $940,000 in offering expenses and a $611,000 loan related to the Bank’s employee stock ownership plan.

Note 3 — Investment Securities
There were no investment securities available for sale at March 31, 2011 or September 30, 2010 and no sales of investment securities during the six months ended March 31, 2011 and 2010.
Investment securities held to maturity consisted of the following at March 31, 2011 and September 30, 2010:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Obligations of states and political subdivisions	$497,569	$—	$(7,569)	$490,000
Government agency debentures	$13,713,124	113,407	(249,531)	13,577,000

	$14,210,693	$113,407	$(257,100)	$14,067,000

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)

Obligations of states and political subdivisions	$497,465	$—	$(25)	$497,440
Government agency debentures	9,985,085	51,803	(11,975)	10,024,913

	$10,482,550	$51,803	$(12,000)	$10,522,353
At March 31, 2011 and September 30, 2010, $1,250,000 and $1,750,000, respectively, of government agencies were pledged as security for public monies held by the Company.
The amortized cost and estimated fair value of securities held to maturity at March 31, 2011 and September 30, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value

Due after five years through ten years	$1,250,000	$1,279,000
Due after ten years	12,960,693	12,788,000

	$14,210,693	$14,067,000

	September 30, 2010
	Amortized	Fair
	Cost	Value

Due after five years through ten years	$3,000,000	$3,017,280
Due after ten years	7,482,550	7,505,073

	$10,482,550	$10,522,353

Temporarily impaired investments consisted of the following at March 31, 2011 and September 30, 2010:

	March 31, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$—	$—	$490,000	$(7,569)	$490,000	$(7,569)
Government agency debentures	5,746,000	(249,531)	—	—	5,746,000	(249,531)

	$5,746,000	$(249,531)	$490,000	$(7,569)	$6,236,000	$(257,100)

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$497,440	$(25)	$—	$—	$497,440	$(25)
Government agency debentures	2,989,575	(10,425)	498,450	(1,550)	3,488,025	(11,975)

	$3,487,015	$(10.450)	$498,450	$(1,550)	$3,985,465	$(12,000)

Eureka Financial Corp. had nine and four securities in an unrealized loss position at March 31, 2011 and September 30, 2010, respectively. Accrued interest relating to investments was approximately $132,000 and $54,000 as of March 31, 2011 and September 30, 2010, respectively. Eureka Financial Corp.’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.
Note 4 — Mortgage-Backed Securities
The amortized cost and fair values of mortgage-backed securities, all of which are secured by residential real estate and are available for sale, are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Freddie Mac certificates	$7,498	$489	$—	$7,987
Fannie Mae certificates	21,566	2,508	—	24,074

	$29,064	$2,997	$—	$32,061

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Freddie Mac certificates	$8,945	$109	$(30)	$9,024
Fannie Mae certificates	29,503	180	(112)	29,571

	$38,448	$289	$(142)	$38,595

The amortized cost and estimated market values of mortgage-backed securities at March 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	March 31, 2011
	Amortized	Fair
	Cost	Value

Due after one year through five years	$3,400	$3,520
Due after five years through ten years	18,448	20,494
Due after ten years	7,216	8,047

	$29,064	$32,061

There were no sales of mortgage-backed securities during the six months ended March 31, 2011 and 2010.
There were no temporarily impaired mortgage-backed securities at March 31, 2011. Temporarily impaired mortgage-backed securities at September 30, 2010 consisted of the following:

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Freddie Mac certificates	$—	$—	$5,219	$(30)	$5,219	$(30)
Fannie Mae certificates	—	—	20,147	(112)	20,147	(112)

	$—	$—	$25,366	$(142)	$25,366	$(142)

The Company had no securities in an unrealized loss position at March 31, 2011 and four securities in an unrealized position at September 30, 2010.
Note 5 — Loans
Major classifications of loans are as follows at March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010

One- to four-family real estate	$42,896,419	$41,341,759
Construction	2,176,685	1,392,781
Multi-family real estate	14,659,136	14,529,362
Commercial real estate	19,210,056	19,363,550
Home equity and second mortgages	1,242,384	1,586,407
Secured loans	354,356	579,092
Unsecured improvement loans	490,054	169,854
Commercial leases	16,826,880	16,160,533
Commercial lines of credit	3,840,374	3,966,326

	101,696,344	99,089,664
Plus:
Unamortized loan premiums	18,264	26,493
Less:
Unamortized loan fees and costs, net	(183,122)	(177,579)
Allowance for loan losses	(940,038)	(905,038)

	$100,591,448	$98,033,540

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
Construction loans include dwelling and land loans where funds are being held by the Bank until the construction has ended. Dwelling construction consists of new construction and upgrades to existing dwellings. The normal construction period is for a term of six months. Construction loans on land are originated for developments where the land is being prepared for future home building. On-site inspections are performed as per the draw schedule for all construction loans. The risk associated with the construction loans is considered low as the Bank makes only a small number of these loans at any given time and adheres to the draw schedule to ensure work is being completed in a timely and professional manner.

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Bank than the one- to four-family real estate loans and therefore are originated with a term of up to 20 years and a loan-to-value ratio of 75%. Different risk factors are taken into consideration when originating these loans such as whether the property is owner or non-owner occupied, location, the strength of borrower, rent rolls and total lending relationship with the borrower(s).
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
Commercial leases consist of loans that typically are collateralized by some form of equipment or vehicles. Forms under the UCC are filed on all collateral to ensure the Bank has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically fall in the three to five year range which gives the Bank a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain, one or two years after origination as market and economic climate can change, these loans do have a higher risk assigned to them. However, our historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.
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
Rating 3 — Substandard
Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength or income statement losses. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.
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
Rating 5 — Loss
Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.
Credit quality indicators as of March 31, 2011 were as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total

One- to four-family real estate	$42,749,693	$70,192	$76,534	$—	$42,896,419
Construction	2,176,685	—	—	—	2,176,685
Multi-family	14,659,136	—	—	—	14,659,136
Commercial real estate	19,210,056	—	—	—	19,210,056
Home equity and second mortgages	1,242,384	—	—	—	1,242,384
Secured loans	354,356	—	—	—	354,356
Unsecured improvement loans	466,420	—	23,634	—	490,054
Commercial leases	16,370,382	456,498	—	—	16,826,880
Commercial lines of credit	3,370,676	469,698	—	—	3,840,374

	$100,599,788	$996,388	$100,168	$—	$101,696,344

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of or for the six months ended March 31, 2011 or at September 30, 2010.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2011:

							Non-
	30-59 Days	60-89 Days	90 Days or	Total Past		Total Loans	accrual
	Past Due	Past Due	More Past Due	Due	Current	Receivables	Loans

One- to four-family real estate	$—	$1,120	$46,357	$47,477	$42,848,942	$42,896,419	$46,357
Construction	—	—	—	—	2,176,685	2,176,685	—
Multi-family real estate	—	—	—	—	14,659,136	14,659,136	—
Commercial real estate	—	—	—	—	19,210,056	19,210,056	—
Home equity and second mortgages	—	—	—	—	1,242,384	1,242,384	—
Secured loans	—	—	—	—	354,356	354,356	—
Unsecured improvement loans	—	—	—	—	490,054	490,054	—
Commercial leases	456,498	—	—	456,498	16,370,382	16,826,880	—
Commercial lines of credit	469,698	—	—	469,698	3,370,676	3,840,374	—

	$926,196	$1,120	$46,357	$973,673	$100,722,671	$101,696,344	$46,357

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependant on any particular economic business sector. Loans on non-accrual at March 31, 2011 and September 30, 2010 were approximately $46,000 and $58,000, respectively. The foregone interest on non-accrual loans was approximately $907 and $683 for the three months ended March 31, 2011 and 2010, respectively. The foregone interest on non-accrual loans was approximately $1,835 and $1,379 for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and September 30, 2010, there were no loans, that were 90 days or more delinquent and still accruing interest.

The following table details the allowance for loan losses and loan receivable balances at March 31, 2011 and the activity in the allowance for the three months ended March 31, 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

					Home
	One- to four				equity and		Unsecured		Commercial
	family real		Multi-family	Commercial	second	Secured	improvement	Commercial	lines of
	estate	Construction	real estate	real estate	mortgages	loans	loans	leases	credit	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 1/1/2011	$125,286	$10,723	$109,578	$296,313	$14,150	—	—	$280,976	$42,629	$42,783	$922,438

Charge-offs	—	—	—	—	—	—	—	—	—		—

Recoveries	—	—	—	—	—	—	—	—	—		—
Provisions (credits)	27,416	7,082	366	(7,065)	681	—	—	9,690	3,164	(23,734)	17,600

Ending Balance	$152,702	17,805	109,944	289,248	14,831	—	—	290,666	45,793	19,049	940,038

Ending Balance: Individually Evaluated for Impairment	—	—	—	—	—	—	—	—	—	—	—

Ending Balance: Collectively Evaluated for Impairment	152,072	17,805	109,944	289,248	14,831	—	—	290,666	45,793	19,049	940,038

Loans Receivable:
Ending Balance	42,896,419	2,176,685	14,659,136	19,210,056	1,242,384	354,356	490,054	16,826,880	3,840,374		101,696,344

Ending Balance: Individually Evaluated for Impairment	—	—	—	—	—	—	—	—	—		—

Ending Balance: Collectively Evaluated for Impairment	$42,896,419	$2,176,685	$14,659,136	$19,210,056	$1,242,384	$354,356	$490,054	$16,826,880	$3,840,374	$—	$101,696,344

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

Changes in the allowance for loan losses were as follows for the three and six months ended March 31, 2011 and 2010:

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010

Balance — beginning of period	$922,438	$836,987	$905,038	$831,987
Provision charged to operations	17,600	15,000	35,000	20,000
Net charge-offs	—	—	—	—

Balance — end of period	$940,038	$851,987	$940,038	$851,987

Note 6 — Commitments
Eureka Financial Corp.’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at March 31, 2011 and September 30, 2010 was approximately $9,557,336 and $9,071,000, respectively, with interest rates from 2.25% to 7.75% and 2.25% to 6.75%, respectively. Fixed rate loan commitments at March 31, 2011 and September 30, 2010 were approximately $2,720,000 and $3,847,000, respectively, with fixed rates of interest ranging from 4.75% to 7.75% and 4.75% to 6.75%, respectively.
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.
Loan commitments are made to accommodate the financial needs of Eureka Financial Corp’s customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to Eureka Financial Corp.’s normal credit policies and loan underwriting standards. Collateral is obtained based on management’s credit assessment of the customer. Management currently expects no loss from these activities.
Note 7 — Fair Value Measurements and Fair Values of Financial Instruments
Management uses its best judgment in estimating the fair value of Eureka Financial Corp.’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Eureka Financial Corp. could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and September 30, 2010 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	March 31,	Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs

Mortgage-backed securities available for sale	$32,061	$—	$32,061	$—

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	September 30,	Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs

Mortgage-backed securities available for sale	$38,595	$—	$38,595	$—
There are no non-financial assets or liabilities measured at fair value as of March 31, 2011 or September 30, 2010.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of Eureka Financial Corp.’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Eureka Financial Corp.’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of Eureka Financial Corp.’s financial instruments at March 31, 2011 and September 30, 2010:

	March 31,		September 30,
	2011		2010
	Carrying	Fair Market	Carrying	Fair Market
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$16,294,169	$16,294,169	$11,650,201	$11,650,201
Mortgage-backed securities	32,061	32,061	38,595	38,595
Held to maturity securities	14,210,693	14,067,000	10,482,550	10,522,353
Federal Home Loan Bank stock	718,600	718,600	796,400	796,400
Loans receivable, net	100,591,448	104,230,000	98,033,540	102,239,000
Accrued interest receivable	530,349	530,349	467,347	467,347
Financial Liabilities:
Deposits	115,076,504	117,894,000	111,043,564	112,630,000
Advances from borrowers for taxes and insurance	335,026	335,026	429,816	429,816
FHLB advances	—	—	1,000,000	1,013,000
Accrued interest payable	143,854	143,854	153,264	153,264
Off-balance sheet commitments	—	—	—	—
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
Loans Receivable
The fair values for one-to four-family residential loans are estimated using discounted cash flow analysis using fields from similar products in the secondary markets. The carrying amount of construction loans approximated its fair value given their short-term nature. The fair values of consumer and commercial loans are estimated using discounted cash flow analysis, using interest rates reported in various government releases and Eureka Financial Corp.’s own product pricing schedule for loans with terms similar to Eureka Financial Corp’s. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on a national survey of similar loans.
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
Federal Home Loan Bank Advances
The fair value of FHLB advances was determined using the FHLB pricing tables as of March 31, 2011.
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
The Federal Reserve Bank of Cleveland requires the Bank to maintain certain average clearing balances. As of March 31, 2011 and September 30, 2010, the Bank had a required clearing balance of $25,000.
The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account discussed below or the regulatory capital requirements imposed by federal and state regulations.

As of October 19, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at March 31, 2011 and September 30, 2010:

					To be well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total capital (to risk-weighted assets)	$18,179	21.47%	>$6,773	> 8.00%	>$8,466	> 10.00%
Tier 1 capital (to risk-weighted assets)	17,239	20.36	> 3,386	> 4.00	> 5,079	> 6.00
Core (Tier 1) capital (to adjusted total assets)	17,239	12.66	> 5,446	> 4.00	> 6,808	> 5.00
As of September 30, 2010
Total capital (to risk-weighted assets)	$13,644	16.39%	> $6,662	> 8.00%	> $8,327	> 10.00%
Tier 1 capital (to risk-weighted assets)	12,739	15.30	> 3,331	> 4.00	> 4,996	> 6.00
Core (Tier 1) capital (to adjusted total assets)	12,739	10.10	> 5,048	> 4.00	> 6,309	> 5.00
The following is a reconciliation of Eureka Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of March 31, 2011 and September 30, 2010:

	March 31,	September 30,
	2011	2010

Total equity	$18,343	$13,841
Unrealized gains on securities available-for-sale	(2)	—
Deferred tax asset — disallowed portion	(1,102)	(1,102)

Tier 1 capital	17,239	12,739
Other adjustments:
Allowable allowances for loan and lease losses	940	905

Total regulatory capital	$18,179	$13,644

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

In April 2011, the FASB issued ASU 2011-02, “Receivables (“Subtopic 310”): “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 provides additional guidance and clarification in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This update is effective for interim and annual periods ending after June 15, 2011. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial condition or results of operations.
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
Safe Harbor Statement for Forward-Looking Statements
This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and its intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s prospectus dated January 11, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
Critical Accounting Policies
The discussion and analysis of Eureka Financial Corp.’s financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of non-performing loans, classified and criticized loans and delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific provision for loan loss based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific provision for loan loss is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.
Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future tax rates and taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax asset.
Valuation of Other-Than-Temporary Impairment of Investment Securities. We evaluate our investment securities portfolio on a quarterly basis for indicators of other-than-temporary impairment, which requires significant judgment. We assess whether other-than-temporary impairment has occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, other-than-temporary impairment is considered to have occurred: (1) if we intend to sell the security; (2) if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or that we are not more likely than not to be required to sell, the other-than-temporary impairment is separated into credit and non-credit components. The credit-related other-than-temporary impairment, represented by the expected loss in principal, is recognized in non-interest income, while noncredit-related other-than-temporary impairment is recognized in other comprehensive income (loss). Noncredit-related other-than-temporary impairment results from other factors, including increased liquidity spreads and extension of the security. For securities which we do expect to sell, all other-than-temporary impairment is recognized in earnings. Other-than-temporary impairment is presented in the income statement on a gross basis with a reduction for the amount of other-than-temporary impairment recognized in other comprehensive income (loss). Once an other-than-temporary impairment is recorded, when future cash flows can be reasonably estimated, future cash flows are re-allocated between interest and principal cash flows to provide for a level-yield on the security.
Comparison of Financial Condition at March 31, 2011 and September 30, 2010
At March 31, 2011, assets increased $9.9 million, or 7.8%, to $137.2 million from $127.3 million at September 30, 2010, primarily due to a $4.7 million increase in cash and cash equivalents and a $3.7 million increase in investment securities. These increases were funded by the increase in deposits and the proceeds from the Company’s stock offering in connection with the Bank’s second-step conversion. Also, at March 31, 2011, loans receivable, net increased $2.6 million, or 2.6%, to $100.6 million from $98.0 million at September 30, 2010, primarily due to an increase in one- to four-family and construction loans. Other assets decreased $700,000 to $2.2 million at March 31, 2011 from $2.9 million at September 30, 2010 primarily as a result of the prepaid conversion costs being absorbed into equity.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. Non-accrual loans totaled $46,000, or 0.05% of total net loans, at March 31, 2011 compared to $58,000, or 0.06% of total net loans, at September 30, 2010. The non-accrual loan total for March 31, 2011 included two one- to four-family real estate loans. The non-accrual loan total for September 30, 2010 included two one- to four-family real estate loans and one commercial line of credit.
At March 31, 2011, total liabilities increased by $3.2 million, or 2.9%, from September 30, 2010. This increase was primarily attributable to an increase in deposits of $4.1 million, or 3.6%. The increase in deposits was primarily the result of an increase in certificates of deposit, which increased from $47.6 million at September 30, 2010 to $51.6 million at March 31, 2011. The growth in deposit accounts helped to fund the $3.7 million increase in investment securities and to repay a $1.0 million Federal Home Loan Bank borrowing.
At March 31, 2011, stockholders’ equity increased $6.7 million to $20.8 million from $14.1 million at September 30, 2010. The increase was primarily the result of the $6.1 million in net proceeds received in connection with the Bank’s second step conversion, which was consummated on February 28, 2011, and net income of $542,000 for the six-month period, offset by dividends paid to stockholders in the amount of $172,000. Because of interest rate volatility, accumulated other comprehensive income and stockholders’ equity could materially fluctuate in future periods.
Results of Operations for the Three and Six Months Ended March 31, 2011 and 2010
Overview.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except
	per share amounts)
Net income	$299	$223
Basic earnings per share	0.23	0.17
Diluted earnings per share	0.23	0.17
Average equity to average assets	12.48%	10.91%

	Six Months Ended March 31,
	2011	2010
	(Dollars in thousands, except
	per share amounts)
Net income	$542	$458
Basic earnings per share	0.41	0.35
Diluted earnings per share	0.41	0.35
Average equity to average assets	11.70%	11.93%
The increase in net income for the three and six months ended March 31, 2011, was attributable to increased income from investment securities and a decreased cost of funds, offset by increased non-interest expenses.
Net Interest Income. Net interest income increased $215,000 to $1.2 million for the three months ended March 31, 2011 from $1.0 million for the comparable 2010 period. For the six months ended March 31, 2011, net interest income increased $355,000 to $2.3 million from $2.0 million for the comparable 2010 period. For the three and six month periods ended March 31, 2011, respectively, higher net interest income was the result of a $150,000 and $231,000 increase in interest income, respectively, and a decrease of $65,000 and $123,000 in interest expense from the comparable 2010 periods, respectively. The total interest income increases for each period were primarily due to a $95,000 and $166,000, respectively, increase in interest from investment securities as both the average balance and yield earned on securities increased. The decrease in total interest expense for the three and six month periods ending March 31, 2011 was primarily attributable to decreases in deposit interest expense due to lower interest rates.

Rate/Volume Analysis. The following tables set forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by current volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of these tables, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Three Months Ended
	March 31, 2011
	Compared to
	Three Months Ended
	March 31, 2010
	Increase
	(Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Loans receivable	$(29)	$84	$55
Investment securities	62	33	95

Total interest-earning assets	33	117	150

Interest Expense:
NOW money markets accounts	(6)	6	0
Passbook and club accounts	(11)	1	(10)
IRA accounts	(15)	13	(2)
Certificates of deposit	(80)	43	(37)
CDARS	(2)	(1)	(3)
Borrowings	(8)	(5)	(13)

Total interest-bearing liabilities	(122)	57	(65)

Net change in net interest income	$155	$60	215

	Six Months Ended
	March 31, 2011
	Compared to
	Six Months Ended
	March 31, 2010
	Increase
	(Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Loans receivable	$(57)	$122	$65
Investment securities	79	87	166

Total interest-earning assets	22	209	231

Interest Expense:
NOW money markets accounts	(29)	20	(9)
Passbook and club accounts	(23)	4	(19)
IRA accounts	(32)	27	(5)
Certificates of deposit	(165)	103	(62)
CDARS	(6)	(1)	(7)
Borrowings	(6)	(16)	(22)

Total interest-bearing liabilities	(261)	137	(124)

Net change in net interest income	$283	$72	355

Provision for Loan Losses. The provision for loan losses for the three and six months ended March 31, 2011, was $17,600 and $35,000, respectively, compared to $15,000 and $20,000, respectively, for the comparable 2010 periods. The increased provision in the 2011 periods reflects growth in the loan portfolio with consideration given to the absence of charge-offs and decreased non-performing loans and classified and criticized assets.
Non-performing loans decreased $12,000 to $46,000 at March 31, 2011 from $58,000 at September 30, 2010. There were no net charge-offs for the three and six months ended March 31, 2011 as compared to net charge-offs totaling $0 and $2,048 for the three and six months ended March 31, 2010, respectively.
Non-interest Income. The following tables show the components of non-interest income and the percentage changes for the three and six months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change

Fees on NOW accounts	$6,714	$8,592	$(1,878)	(21.9)%
Other income	9,908	6,323	3,585	56.7%

Total non-interest income	$16,622	$14,915	1,707	11.4%

	Six Months Ended
	March 31,
	2011	2010	$ Change	% Change

Fees on NOW accounts	$15,176	$19,190	$(4,014)	(20.9)%
Other income	20,080	13,588	6,492	47.8%

Total non-interest income	$35,256	$32,778	2,478	7.6%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and six months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change

Salary and benefits	$429,898	$377,221	$52,617	14.0%
Occupancy	85,985	84,296	1,689	2.0
Computer	52,360	41,752	10,608	25.4
Legal and accounting	59,614	72,369	(12,755)	(17.6)
Donations	4,750	4,325	425	9.8
FDIC insurance premiums	35,827	30,401	5,426	17.8
Other	45,530	56,219	(10,689)	(19.0)

Total non-interest expense	$713,964	$666,583	$47,381	7.1%

Salaries and benefits expense increased $54,000 for the three months ended March 31, 2011 due primarily to an approximate $31,000 increase in salary and benefits expense, a $14,000 increase in retirement fund contributions and a $7,000 increase in employee stock ownership plan expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion. Legal and accounting expense decreased $12,000 primarily related to expenses incurred with the termination of the Bank’s former employee stock ownership plan in the prior period. Other expenses decreased $10,000 related to check printing charges and debit card expenses in the prior period.

	Six Months Ended
	March 31,
	2011	2010	$ Change	% Change

Salary and benefits	$865,383	$751,202	$114,181	15.2%
Occupancy	176,366	168,757	7,609	4.5
Computer	98,905	83,933	14,972	17.8
Legal and accounting	112,322	124,403	(12,081)	(9.7)
Donations	6,050	5,550	500	9.0
FDIC insurance premiums	73,180	46,339	26,841	57.9
Other	93,174	102,957	(9,783)	(9.5)

Total non-interest expense	$1,425,380	$1,283,141	$142,239	11.1%

Salaries and benefits expense increased $114,000 for the six months ended March 31, 2011 due primarily to an approximate $76,000 increase in salary and benefits expense, a $30,000 increase in retirement fund contributions and a $7,000 increase in employee stock ownership expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion. Computer expense increased $15,000 during the six months ended March 31, 2011 due to increased data processing expenses. FDIC insurance premiums increased $27,000 as a result of an increase in deposits and a lower assessment in the quarter ended December 31, 2009. Legal and accounting expense decreased $12,000 primarily related to expenses incurred with the termination of the Bank’s former employee stock ownership plan in the prior period. Other expenses decreased $10,000 related to check printing charges and debit card expenses in the prior period.
Income Taxes. Income tax expense was $206,000 and $376,000, respectively, for the three and six month periods ended March 31, 2011, compared to $115,000 and $260,000 for the comparable periods in 2010. The increase in income tax expense in the 2011 periods was primarily the result of an increase in pre-tax income as the effective tax rate for the periods ended March 31, 2011 at 41% while the comparable periods for 2010 were 34% and 36%, respectively.
Liquidity and Capital Resources
Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $16.3 million. In addition, at March 31, 2011, we had the ability to borrow a total of approximately $59.0 million from the Federal Home Loan Bank of Pittsburgh. At March 31, 2011, we had no Federal Home Loan Bank advances outstanding.
At March 31, 2011, we had $3.1 million in loan commitments outstanding, which consisted of commitments to grant $2.7 million in loans and $200,000 in commercial lines of credit and $200,000 in commercial leases. At March 31, 2011, we had $4.8 million in undisbursed lines of credit, $59,000 in undisbursed loans in process and $1.6 million in undisbursed construction loans.

Certificates of deposit due within one year of March 31, 2011 totaled $37.8 million, representing 73.3% of certificates of deposit at March 31, 2011. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012.
The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of liquidity will be the proceeds it retained from the stock offering and, in the future, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of Thrift Supervision but with prior notice to Office of Thrift Supervision, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2011, the Company had $1.9 million in liquid assets.
Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 21.47%, 20.36% and 12.66%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At March 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
The capital raised from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will likely be enhanced by the capital from the offering, resulting in increased net interest-earning assets and revenue. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 6 to the consolidated financial statements included in this Form 10-Q and in the audited consolidated financial statements for the year ended September 30, 2010 included in the Company’s prospectus dated January 11, 2011.
For the three months ended March 31, 2011, the Company did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on January 20, 2011. As of March 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) On February 28, 2011, the Company completed its stock offering in connection with the second step conversion of Eureka Bancorp, MHC. As part of the conversion, the Company succeeded Eureka Financial Corp. as the stock holding company of the Bank and Eureka Financial Corp. and Eureka Bancorp, MHC ceased to exist. In the stock offering, a total of 763,635 shares with an aggregate offering price of $7,636,350, representing Eureka Bancorp, MHC’s ownership interest in Eureka Financial Corp. were sold by the Company in a subscription and community offering. Pursuant to a registration statement on Form S-1 (No. 333-169767), which was declared effective by the Securities and Exchange Commission on January 11, 2011, $18,273,230 of securities were registered, of which a maximum of 1,058,000 shares with an aggregate offering price of $10,580,000 were offered for a purchase price of $10.00 per share, and a maximum of 769,323 shares could be issued in exchange for shares of Eureka Financial Corp. common stock. The offering was commenced on January 20, 2011 and completed on February 28, 2011. In addition, each share of old Eureka Financial Corp. common stock that was outstanding as of January 12, 2011 was exchanged for 1.0457 shares of Company common stock. An aggregate of 1,314,705 shares were issued in exchange (cash was issued in lieu of fractional shares).
Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a fee of $150,000. Sandler O’Neill also was engaged to act as our records management agent in connection with the offering. For these services, Sandler O’Neill received a fee of $10,000.
Expenses related to the offering are estimated to be approximately $940,000, including the expenses paid to Sandler O’Neill described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering are estimated to be approximately $6.1 million. As a result of completion of the offering, 1,314,705 shares of Company common stock were outstanding as of February 28, 2011.

Of the net proceeds of the stock offering, $4.6 million were contributed to the Bank. Additionally, $611,000, an amount necessary to allow the ESOP to purchase 61,090 shares of Company common stock at $10.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.
Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.
(c) Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits

2.1	Plan of Conversion and Reorganization (1)

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

10.1	Employment Agreement between Eureka Financial Corp. and Edward F. Seserko, dated as of February 28, 2011

10.2	Employment Agreement between Eureka Financial Corp. and Gary B. Pepper, dated as of February 28, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.
Dated: May 16, 2011	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer (principal executive officer)

Dated: May 16, 2011	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)