Form 10-Q
period 2011-06-30
Eureka Financial Corp.
filed 2011-08-15
CIK 1501350

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2011, there were 1,314,705 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2011	2010
Assets:
Cash and due from banks	$2,971,681	$886,456
Interest-bearing deposits in other banks	11,953,639	10,763,745

Cash and cash equivalents	14,925,320	11,650,201
Investment securities held to maturity (fair value of $17,041,750 and $10,522,353, respectively)	17,209,142	10,482,550
Mortgage-backed securities available for sale, at fair value	27,978	38,595
Federal Home Loan Bank (“FHLB”) stock, at cost	682,600	796,400
Loans receivable, net of allowance for loan losses of $970,038 and $905,038, respectively	102,560,283	98,033,540
Premises and equipment, net	1,276,952	1,360,233
Deferred tax asset, net	1,745,926	2,018,594
Accrued interest receivable and other assets	1,269,890	2,929,470

Total Assets	$139,698,091	$127,309,583

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	3,602,391	$3,417,157
Interest bearing	113,566,952	107,626,407

Total deposits	117,169,343	111,043,564
Advances from borrowers for taxes and insurance	540,660	429,816
FHLB advances	—	1,000,000
Accrued interest payable and other liabilities	859,514	706,879

Total Liabilities	118,569,517	113,180,259

Total Commitments and Contingencies	—	—

Stockholders’ Equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,314,705 shares issued and outstanding at June 30, 2011; and $0.10 par value; 4,000,000 shares authorized; 1,377,810 shares issued; 1,261,231 shares outstanding at September 30, 2010	13,147	137,781
Paid-in capital	11,888,512	6,348,745
Retained earnings — substantially restricted	9,811,715	9,111,556
Accumulated other comprehensive income	1,660	97
Unearned ESOP shares	(586,460)	—

Treasury stock, 116,579 shares at cost at September 30, 2010	—	(1,468,855)

Total Stockholders’ Equity	21,128,574	14,129,324

Total Liabilities and Stockholders’ Equity	$139,698,091	$127,309,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$1,537,610	$1,478,290	$4,563,939	$4,439,244
Investment securities and other interest-earning assets:
Taxable	151,813	76,599	389,120	137,695
Tax exempt	7,221	12,054	21,741	36,074
Mortgage-backed securities	511	840	1,784	2,789

Total Interest Income	1,697,155	1,567,783	4,976,584	4,615,802

Interest Expense
Deposits	415,860	481,770	1,345,359	1,513,053
FHLB advances	—	14,055	7,259	42,976

Total Interest Expense	415,860	495,825	1,352,618	1,556,029

Net Interest Income	1,281,295	1,071,958	3,623,966	3,059,773

Provision for Loan Losses	30,000	20,000	65,000	40,000

Net Interest Income after Provision for Loan Losses	1,251,295	1,051,958	3,558,966	3,019,773

Non-Interest Income
Service fees on deposit accounts	8,047	10,426	23,223	29,616
Other income	15,772	8,654	35,852	22,241
Loss on sale of available for sale securities	—	(15,091)	—	(15,091)

Total Non-Interest Income	23,819	3,989	59,075	36,766

Non-Interest Expenses
Salaries and benefits	447,380	378,875	1,312,763	1,130,077
Occupancy	80,897	81,499	257,263	250,256
Data processing	57,813	45,777	156,718	129,710
Professional fees	92,161	47,304	204,483	171,707
FDIC insurance premiums	33,036	32,430	106,216	78,769
Other	73,319	51,386	172,543	159,893

Total Non-Interest Expenses	784,606	637,271	2,209,986	1,920,412

Income before Income Tax Provision	490,508	418,676	1,408,055	1,136,127

Income Tax Provision	68,294	154,266	444,188	399,722

Net Income	$422,214	$264,410	$963,867	$736,405

Earnings per Common Share — Basic and Diluted	$0.34	$0.20	$0.75	$0.56

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended June 30, 2011
(unaudited)

				Accumulated
				Other
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury
	Stock	Capital	Earnings	Income	ESOP Shares	Stock	Total

Balance at September 30, 2010	$137,781	$6,348,745	$9,111,556	$97	$—	$(1,468,855)	$14,129,324

Comprehensive Income:
Net income	—	—	963,867	—	—	—	963,867
Other comprehensive income, net of tax:	—	—	—	—	—	—	—
Change in net unrealized gain on available for sale securities, net of deferred income tax of $805	—	—	—	1,563	—	—	1,563

Total Comprehensive Income	—	—	—	—	—	—	965,430

Corporate Reorganization

Public shares converted (530,992 at $0.10 par to 551,070 at $0.01 par)	(47,589)	47,589	—	—	—	—	—
Retirement of treasury shares (116,579)	(11,658)	(1,457,197)	—	—	—	1,468,855	—
Sale of shares (763,635 shares, including 61,090 shares to the ESOP)	7,636	6,688,724	—	—	(610,900)	—	6,085,460

Equity exchange of Eureka Bancorp, MHC	(73,023)	287,866	—	—	—	—	214,843
ESOP shares earned	—	(27,215)	—	—	24,440	—	(2,775)

Dividends on common stock $0.15/share on 530,992 shares at December 31, 2010 and $0.07/share on 1,314,705 shares at March 31, 2011 and June 30, 2011, respectively	—	—	(263,708)	—	—	—	(263,708)

Balance at June 30, 2011	$13,147	$11,888,512	$9,811,715	$1,660	$(586,460)	$—	$21,128,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net income	$963,867	$736,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of available for sale securities	—	15,091
Depreciation of premises and equipment	118,915	108,177
Provision for loan losses	65,000	40,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	8,369	8,073
Compensation expense for ESOP	(2,775)	—
Deferred tax expense (benefit)	271,699	(1,174,359)
Increase in accrued interest receivable	(55,716)	(43,577)
Decrease (increase) in other assets	1,715,296	(1,842,407)
Increase in accrued interest payable	17,384	14,470
Increase in other liabilities	135,251	822,486

Net Cash Provided by (Used in) Operating Activities	3,237,290	(1,315,641)
Cash Flows from Investing Activities
Proceeds from sale of investment securities available for sale	—	45,319
Proceeds from maturities and redemptions of investment securities held to maturity	3,500,000	1,250,000
Purchase of investment securities held to maturity	(10,225,675)	(5,743,000)
Redemption of FHLB stock	113,800	—
Net loans made to customers	(3,160,327)	(3,028,811)
Net decrease (increase) in commercial leases	(1,440,739)	1,174,252
Net paydowns in mortgage-backed securities	13,185	16,112
Premises and equipment expenditures	(35,633)	(5,574)

Net Cash Used in Investing Activities	(11,235,389)	(6,291,702)
Cash Flows from Financing Activities
Net increase in deposit accounts	6,125,779	15,889,961
Net increase in advances from borrowers for taxes and insurance	110,844	71,268
Payment of long term FHLB advances	(1,000,000)	(1,000,000)
Payment of dividends	(263,708)	(239,002)
Reissuance of treasury stock	—	10,046
Purchase of treasury stock	—	(574)
Proceeds from stock offering, net of expenses	6,085,460	—
Proceeds from equity exchange of Eureka Bancorp, MHC	214,843	—

Net Cash Provided by Financing Activities	11,273,218	14,731,699

Net Increase In Cash and Cash Equivalents	3,275,119	7,124,356
Cash and Cash Equivalents — Beginning	11,650,201	5,417,845

Cash and Cash Equivalents — Ending	$14,925,320	$12,542,201

Supplementary Cash Flows Information
Income taxes paid	$—	$605,076

Interest paid	$1,335,234	$1,541,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1 — Nature of Operations and Significant Accounting Policies
Eureka Financial Corp., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Eureka Bank (the “Bank”), provide a variety of financial services to individuals and corporate customers through its main office and branch located in Southwestern Pennsylvania. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases.
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
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes, fair value of financial instruments, and the valuation of other-than-temporary impairment of investment securities. The results of operations for the interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.
Principles of Consolidation
The consolidated financial statements of the Company include the Bank. The consolidated financial statements do not include the transactions and balances of Eureka Bancorp, MHC (the “MHC”), which owned 730,239 shares or 57.9% of the outstanding shares of old Eureka Financial Corp. as of September 30, 2010. All significant inter-company transactions and balances have been eliminated in consolidation.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Unallocated shares held by the Bank’s employee stock ownership plan are not deemed outstanding for earnings per share calculations. Diluted earnings per share is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options.

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the three and nine months ended June 30, 2011 and 2010. The share totals listed below reflect the conversion ratio of 1.0457 implemented in connection with the Bank’s second step conversion.

	Three Months Ended June 30, 2011
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$422,214	1,253,615	$0.34
Effect of dilutive securities	—	—	—

Diluted earnings per share	$422,214	1,253,615	$0.34

	Three Months Ended June 30, 2010
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$264,410	1,318,869	$0.20
Effect of dilutive securities	—	—	—

Diluted earnings per share	$264,410	1,318,869	$0.20

	Nine Months Ended June 30, 2011
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$963,867	1,289,469	$0.75
Effect of dilutive securities	—	—	—

Diluted earnings per share	$963,867	1,289,469	$0.75

	Nine Months Ended June 30, 2010
		Weighted
		Average	Per Share
	Income	Shares	Amount
Basic earnings per share	$736,405	1,318,586	$0.56
Effect of dilutive securities	—	—	—

Diluted earnings per share	$736,405	1,318,586	$0.56

Reclassifications
Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.
Note 2 — Conversion and Reorganization
The Bank completed its conversion from the mutual holding company form of organization to the stock holding company form on February 28, 2011. As a result of the conversion, Eureka Financial Corp., a newly formed Maryland corporation, became the holding company for Eureka Bank and Eureka Bancorp, MHC and the former Eureka Financial Corp., a federally chartered stock holding company, ceased to exist. As part of the conversion, all outstanding shares of the former Eureka Financial Corp. common stock (other than those owned by Eureka Bancorp, MHC) were converted into the right to receive 1.0457 of a share of the newly formed Eureka Financial Corp. common stock resulting in the issuance of 551,070 shares of common stock. In addition, a total of 763,635 shares of common stock were sold at $10.00 per share. The completion of the Company’s public offering raised $6.1 million in proceeds, net of $940,000 in offering expenses and a $611,000 loan related to the Bank’s employee stock ownership plan.

Note 3 — Investment Securities
There were no investment securities available for sale at June 30, 2011 or September 30, 2010. Sales of Freddie Mac stock during the nine months ended June 30, 2010 resulted in proceeds of $45,319 and losses of $15,091.
Investment securities held to maturity consisted of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Obligations of states and political subdivisions	$497,620	$—	$(620)	$497,000
Government agency debentures	16,711,522	63,824	(230,596)	16,544,750

	$17,209,142	$63,824	$(231,216)	$17,041,750

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Obligations of states and political subdivisions	$497,465	$—	$(25)	$497,440
Government agency debentures	9,985,085	51,803	(11,975)	10,024,913

	$10,482,550	$51,803	$(12,000)	$10,522,353

At June 30, 2011 and September 30, 2010, $1,250,000 and $1,750,000, respectively, of government agencies were pledged as security for public monies held by the Company.
The amortized cost and fair value of securities held to maturity at June 30, 2011 and September 30, 2010 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
	Cost	Value

Due after five years through ten years	$750,000	$757,950
Due after ten years	16,459,142	16,283,800

	$17,209,142	$17,041,750

	September 30, 2010
	Amortized	Fair
	Cost	Value

Due after five years through ten years	$3,000,000	$3,017,280
Due after ten years	7,482,550	7,505,073

	$10,482,550	$10,522,353

Temporarily impaired investments consisted of the following at June 30, 2011 and September 30, 2010:

	June 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$—	$—	$497,000	$(620)	$497,000	$(620)
Government agency debentures	9,509,750	(230,596)	—	—	9,509,750	(230,596)

	$9,509,750	$(230,596)	$497,000	$(620)	$10,006,750	$(231,216)

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$497,440	$(25)	$	$	$497,440	$(25)
Government agency debentures	2,989,575	(10,425)	498,450	(1,550)	3,488,025	(11,975)

	$3,487,015	$(10,450)	$498,450	$(1,550)	$3,985,465	$(12,000)

Eureka Financial Corp. had 14 securities in an unrealized loss position at June 30, 2011 and four securities in an unrealized position at September 30, 2010. Eureka Financial Corp.’s current intention is not to sell any of these securities and it is more likely than not that it will not be required to sell these securities before the recovery of its amortized cost basis.
Note 4 — Mortgage-Backed Securities
The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Freddie Mac certificates	$6,696	$459	$—	$7,155
Fannie Mae certificates	18,603	2,220	—	20,823

	$25,299	$2,679	$—	$27,978

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Freddie Mac certificates	$8,945	$109	$(30)	$9,024
Fannie Mae certificates	29,503	180	(112)	29,571

	$38,448	$289	$(142)	$38,595

The amortized cost and fair values of mortgage-backed securities at June 30, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	June 30, 2011
	Amortized	Fair
	Cost	Value

Due after one year through five years	$2,793	$2,907
Due after five years through ten years	17,234	19,151
Due after ten years	5,273	5,920

	$25,299	$27,978

There were no sales of mortgage-backed securities during the nine months ended June 30, 2011 and 2010.
There were no temporarily impaired mortgage-backed securities at June 30, 2011. Temporarily impaired mortgage-backed securities at September 30, 2010 consisted of the following:

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Freddie Mac certificates	$—	$—	$5,219	$(30)	$5,219	$(30)
Fannie Mae certificates	—	—	20,147	(112)	20,147	(112)

	$—	$—	$25,366	$(142)	$25,366	$(142)

The Company had no securities in an unrealized loss position at June 30, 2011 and four securities in an unrealized position at September 30, 2010.
Note 5 — Loans
Major classifications of loans are as follows at June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2010

One- to four-family real estate	$44,641,897	$41,341,759
Construction	1,908,867	1,392,781
Multi-family real estate	12,693,799	14,529,362
Commercial real estate	20,453,637	19,363,550
Home equity and second mortgages	1,290,590	1,586,407
Secured loans	350,841	579,092
Unsecured improvement loans	484,371	169,854
Commercial leases	17,601,271	16,160,533
Commercial lines of credit	4,270,731	3,966,326

	103,696,004	99,089,664
Plus:
Unamortized loan premiums	17,797	26,493
Less:
Unamortized loan fees and costs, net	(183,480)	(177,579)
Allowance for loan losses	(970,038)	(905,038)

	$102,560,283	$98,033,540

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

One- to four-family real estate loans include residential first mortgage loans originated by the Bank in the greater Pittsburgh metropolitan area. We currently originate fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80%, unless they fall into our first time homebuyer program in our CRA Assessment Area, and then the maximum loan-to-value ratio can extend up to 95%. Due to our stringent underwriting, historical losses, and location of the majority of the portfolio, the Bank’s risk on this segment of the portfolio is considered minimal.
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
Home equity and second mortgages include loans as first or second liens to any applicant who maintains an owner occupied or single family dwelling. These loans also include home equity lines of credit. The maximum loan amount is $100,000. The first and second lien combined can not exceed 80% of the appraised value of the property. The risk to the Bank depends on whether we hold the first and/or second lien. We rely heavily on the appraised value to ensure equity is available, as well as the strength of the borrower. These loans are not considered to be more than moderate risk.
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
Commercial leases consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Bank has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically fall in the three to five year range which gives the Bank a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans do have a higher risk assigned to them. However, our historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.
Commercial lines of credit consist of lines where no residential property is used as collateral. These loans are made to individuals as well as companies, and are collateralized by commercial property, equipment or receivables. The loan amount is determined by the borrower’s financial strength as well as the collateral. The lines are based on the collateral and the ability of the borrower(s) to repay the debt. The lines are closely monitored and limits adjusted accordingly based on updated tax returns and/or other changes to the financial well being of the borrower(s). Subsequently, risk is controlled but considered moderate based on the collateral and nature of the loan.

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

Credit quality indicators as of June 30, 2011 were as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total

One- to four-family real estate	$44,508,586	$110,747	$22,564	$—	$—	$44,641,897
Construction	1,908,867	—	—	—	—	1,908,867
Multi-family	12,693,799	—	—	—	—	12,693,799
Commercial real estate	20,453,637	—	—	—	—	20,453,637
Home equity and second mortgages	1,290,590	—	—	—	—	1,290,590
Secured loans	350,841	—	—	—	—	350,841
Unsecured improvement loans	484,371	—	—	—	—	484,371
Commercial leases	17,158,154	—	443,117	—	—	17,601,271
Commercial lines of credit	3,846,814	423,917	—	—	—	4,270,731

	$102,695,659	$534,664	$465,681	$—	$—	$103,696,004

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of June 30, 2011 or September 30, 2010.
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2011:

			Greater				Non-
	30-59 Days	60-89 Days	than 90	Total Past		Total Loans	Accrual
	Past Due	Past Due	Days	Due	Current	Receivables	Loans

One- to four-family real estate	$251,461	$—	$22,564	$274,025	$44,367,872	$44,641,897	$22,564
Construction	—	—	—	—	1,908,867	1,908,867	—
Multi-family real estate	—	—	—	—	12,693,799	12,693,799	—
Commercial real estate	—	—	—	—	20,453,637	20,453,637	—
Home equity and second mortgages	—	—	—	—	1,290,590	1,290,590	—
Secured loans	—	—	—	—	350,841	350,841	—
Unsecured improvement loans	11,393	—	—	11,393	472,978	484,371	—
Commercial leases	—	—	443,117	443,117	17,158,154	17,601,271	443,117
Commercial lines of credit	—	—	—	—	4,270,731	4,270,731	—

	$262,854	$—	$465,681	$728,535	$102,967,469	$103,696,004	$465,681

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependant on any particular economic business sector. Loans on non-accrual at June 30, 2011 and September 30, 2010 were approximately $466,000 and $58,000, respectively. The foregone interest on non-accrual loans was approximately $18,000 and $3,000 for the nine months ended June 30, 2011 and 2010, respectively. The foregone interest on non-accrual loans was approximately $6,000 and $1,000 for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and September 30, 2010, there were no loans that were 90 days or more delinquent and still accruing interest.

The following table details the allowance for loan losses and loan receivable balances at June 30, 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

					Home
	One- to four				equity and		Unsecured		Commercial
	family real		Multi-family	Commercial	second	Secured	improvement	Commercial	lines of
	estate	Construction	real estate	real estate	mortgages	loans	loans	leases	credit	Unallocated	Total

Allowance for Credit Losses:
Beginning Balance 10/1/2010	$135,785	$8,941	$108,970	$292,645	$16,515	$—	$	$285,630	$45,368	$11,184	$905,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—

Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	165,833	(6,259)	5,274	(57,428)	(9,309)	5,809	—	(65,614)	3,745	22,949	65,000

Ending Balance 6/30/11	301,618	2,682	114,244	235,217	7,206	5,809	—	220,016	49,113	34,133	970,038

Ending Balance: Individually Evaluated for Impairment	—	—	—	—	—	—	—	—	—	—	—

Ending Balance: Collectively Evaluated for Impairment	301,618	2,682	114,244	284,330	7,206	5,809	—	220,016	49,113	34,133	970,038

Loans Receivable:
Ending Balance	44,641,897	1,908,867	12,693,799	20,453,637	1,290,590	815,548	19,664	17,601,271	4,270,731	—	103,696,004

Ending Balance: Individually Evaluated for Impairment	—	—	—	—	—	—	—	443,116	—	—	443,116

Ending Balance: Collectively Evaluated for Impairment	$44,641,897	$1,908,867	$12,693,799	$20,453,637	$1,290,590	$815,548	$19,664	$17,158,155	$4,270,731	$—	$103,252,888

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

Changes in the allowance for loan losses were as follows for the three and nine months ended June 30, 2011 and 2010:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Balance — beginning of period	$940,038	$851,987	$905,038	$831,987
Provision charged to operations	30,000	20,000	65,000	40,000
Net charge-offs	—	—	—	—

Balance — end of period	$970,038	$871,987	$970,038	$871,987

Note 6 — Commitments
The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at June 30, 2011 and September 30, 2010 was approximately $10,265,000 and $9,071,000, respectively, with interest rates from 2.25% to 7.00% and 2.25% to 6.75%, respectively. Fixed rate loan commitments at June 30, 2011 and September 30, 2010 were approximately $3,101,000 and $3,847,000, respectively, with fixed rates of interest ranging from 4.75% to 7.00% and 4.75% to 6.75%, respectively.
In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the consolidated balance sheets.
Loan commitments are made to accommodate the financial needs of the Company’s customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies and loan underwriting standards. Collateral is obtained based on management’s credit assessment of the customer. Management currently expects no loss from these activities.
Note 7 — Fair Value Measurements and Fair Values of Financial Instruments
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.
The Company follows a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy as follows:
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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and September 30, 2010 are as follows:

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	June 30,	Identical	Observable	Unobservable
Description	2011	Assets	Inputs	Inputs

Mortgage-backed securities available for sale	$27,978	$—	$27,978	$—

		(Level 1)
		Quoted Prices	(Level 2)
		in Active	Significant	(Level 3)
		Markets for	Other	Significant
	September 30,	Identical	Observable	Unobservable
Description	2010	Assets	Inputs	Inputs

Mortgage-backed securities available for sale	$38,595	$—	$38,595	$—
There are no non-financial assets or liabilities measured at fair value as of June 30, 2011 or September 30, 2010.
The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at June 30, 2011 and September 30, 2010:

	June 30,		September 30,
	2011		2010
	Carrying	Fair Market	Carrying	Fair Market
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$14,925,320	$14,925,320	$11,650,201	$11,650,201
Investment securities held to maturity	17,209,142	17,041,750	10,482,550	10,522,353
Mortgage-backed securities available for sale	27,978	27,978	38,595	38,595
Federal Home Loan Bank stock	682,600	682,600	796,400	796,400
Loans receivable, net	102,560,283	107,209,000	98,033,540	102,239,000
Accrued interest receivable	523,063	523,063	467,347	467,347
Financial Liabilities:
Deposits	117,169,343	118,332,000	111,043,564	112,630,000
Advances from borrowers for taxes and insurance	540,660	540,660	429,816	429,816
FHLB advances	—	—	1,000,000	1,013,000
Accrued interest payable	170,648	170,648	153,264	153,264
Off-balance sheet commitments	—	—	—	—
Cash and Cash Equivalents
The carrying amount is a reasonable estimate of fair value.

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
Loans Receivable
The fair values for one-to four-family residential loans are estimated using discounted cash flow analysis using fields from similar products in the secondary markets. The carrying amount of construction loans approximated its fair value given their short-term nature. The fair values of consumer and commercial loans are estimated using discounted cash flow analysis, using interest rates reported in various government releases and the Company’s own product pricing schedule for loans with terms similar to the Company’s. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on a national survey of similar loans.
Accrued Interest Receivable
The carrying amount is a reasonable estimate of fair value.
Deposit Liabilities
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies a comparable FHLB advance rate to the aggregated weighted average maturity on time deposits.
Advances from Borrowers for Taxes and Insurance
The fair value of advances from borrowers for taxes and insurance is the amount payable on demand at the reporting date.
Federal Home Loan Bank Advances
The fair value of FHLB advances was determined using the FHLB pricing tables.
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
As of October 19, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at June 30, 2011 and September 30, 2010:

							To be well Capitalized
							under Prompt
			For Capital Adequacy				Corrective Action
	Actual		Purposes				Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(in thousands)		(in thousands)				(in thousands)

As of June 30, 2011
Total capital (to risk-weighted assets)	$18,746	21.72%	>$	6,903	>	8.00%	>$	8,629	>	10.00%
Tier 1 capital (to risk-weighted assets)	17,730	20.55	>	3,452	>	4.00	>	5,177	>	6.00
Core (Tier 1) capital (to adjusted total assets)	17,730	12.95	>	5,477	>	4.00	>	6,847	>	5.00

As of September 30, 2010
Total capital (to risk-weighted assets)	$13,644	16.39%	>$	6,662	>	8.00%	>$	8,327	>	10.00%
Tier 1 capital (to risk-weighted assets)	12,739	15.30	>	3,331	>	4.00	>	4,996	>	6.00
Core (Tier 1) capital (to adjusted total assets)	12,739	10.10	>	5,048	>	4.00	>	6,309	>	5.00
The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of June 30, 2011 and September 30, 2010:

	June 30,	September 30,
	2011	2011
	(in thousands)	(in thousands)

Total equity	$18,746	$13,841
Unrealized gains on securities available-for-sale	(2)	—
Deferred tax asset — disallowed portion	(1,014)	(1,102)

Tier 1 capital	17,730	12,739
Other adjustments:
Allowable allowances for loan and lease losses	970	905

Total regulatory capital	$18,700	$13,644

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
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements or the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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
Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; changes in real estate property values in our market area; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s prospectus dated January 11, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.
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
Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of non-performing loans, classified and criticized loans and delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific allowance based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific allowance is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future tax rates and taxable income. The judgments and estimates we make in determining our deferred tax asset, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax asset.
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
Comparison of Financial Condition at June 30, 2011 and September 30, 2010
At June 30, 2011, assets increased $12.4 million, or 9.7%, to $139.7 million from $127.3 million at September 30, 2010, primarily due to a $3.2 million increase in cash and cash equivalents, a $4.6 million increase in loans and a $6.7 million increase in investment securities. These increases were funded by an increase in deposits and the proceeds from the Company’s stock offering in connection with the Bank’s second-step conversion. The increase in investment securities represented the purchase of $10.2 million of securities, primarily longer-term government agency debentures, offset by the maturity of $3.5 million of securities. Also, at June 30, 2011, loans receivable, net increased $4.6 million, or 4.7%, to $102.6 million from $98.0 million at September 30, 2010, primarily due to a $3.3 million increase in one- to four-family loans. Other assets decreased $1.6 million to $1.3 million at June 30, 2011 from $2.9 million at September 30, 2010 primarily as a result of the prepaid conversion costs being absorbed into equity and an adjustment related to prepaid income tax.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. Non-accrual loans totaled $466,000, or 0.45% of total net loans, at June 30, 2011 compared to $58,000, or 0.06% of total net loans, at September 30, 2010. The non-accrual loan total for June 30, 2011 included one one- to four family real estate loan and four commercial leases. The non-accrual loan total for September 30, 2010 included two one- to four-family real estate loans and one commercial line of credit.
At June 30, 2011, total liabilities increased by $5.4 million, or 4.8%, from September 30, 2010. This increase was primarily attributable to an increase in deposits of $6.2 million, or 5.6%. The increase in deposits was primarily the result of an increase in certificates of deposit, which increased from $66.0 million at September 30, 2010 to $71.3 million at June 30, 201. The growth in deposit accounts helped to fund asset growth and to repay a $1.0 million FHLB advance.
At June 30, 2011, stockholders’ equity increased $7.0 million to $21.1 million from $14.1 million at September 30, 2010. The increase was primarily the result of the $6.1 million in proceeds received in connection with the Bank’s second step conversion, which was consummated on February 28, 2011, and net income of $964,000 for the nine-month period, offset by dividends paid to stockholders in the amount of $264,000. Because of interest rate volatility, accumulated other comprehensive income and stockholders’ equity could materially fluctuate in future periods.

Results of Operations for the Three and Nine Months Ended June 30, 2011 and 2010
Overview.

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands, except
	per share amounts)
Net income	$422	$264
Basic and diluted earnings per share	0.34	0.20
Average equity to average assets	13.5%	11.4%

	Nine Months Ended
	June 30,
	2011	2010
	(Dollars in thousands, except
	per share amounts)
Net income	$964	$736
Basic and diluted earnings per share	0.75	0.56
Average equity to average assets	12.3%	11.4%
The increase in net income for the three and nine months ended June 30, 2011, was attributable to an increase in net interest income and a lower effective tax rate, offset by an increase in non-interest expense.
Net Interest Income. Net interest income increased $209,000 to $1.3 million for the three months ended June 30, 2011 from $1.1 million for the comparable 2010 period. For the nine months ended June 30, 2011, net interest income increased $564,000 to $3.6 million from $3.1 million for the comparable 2010 period. For the three and nine month periods ended June 30, 2011, respectively, the increase in net interest income was the result of a $129,000 and $361,000 increase in interest income, respectively, and a decrease of $80,000 and $203,000 in interest expense over the comparable 2010 periods, respectively. The interest income increases for each period were primarily due to a $71,000 and $236,000, respectively, increase in interest from investment securities as both the average balance and yield earned on securities increased. The yield earned on securities increased due to excess interest bearing deposits in banks being invested in higher interest earning securities. An increase in the average balance of loans also contributed to the increase. The decrease in interest expense for the three and nine month periods ending June 30, 2011 was primarily attributable to lower interest rates.

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

	Three Months Ended
	June 30, 2011
	Compared to
	Three Months Ended
	June 30, 2010
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Loans receivable	$(50)	$109	$59
Investment securities	21	49	70

Total interest-earning assets	(29)	158	129

Interest Expense:
NOW money markets accounts	(14)	2	(12)
Passbook and club accounts	(5)	—	(5)
IRA accounts	(13)	8	(5)
Certificates of deposit	(83)	38	(45)
CDARs	—	1	1
Other liabilities	(10)	(4)	(14)

Total interest-bearing liabilities	(125)	45	(80)

Net change in net interest income	$96	113	$209

	Nine Months Ended
	June 30, 2011
	Compared to
	Nine Months Ended
	June 30, 2010
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Loans receivable	(112)	237	125
Investment securities	164	72	236

Total interest-earning assets	52	309	361

Interest Expense:
NOW money markets accounts	(37)	16	(21)
Passbook and club accounts	(26)	—	(26)
IRA accounts	(33)	25	(8)
Certificates of deposit	(236)	131	(105)
CDARs	(10)	3	(7)
Other liabilities	(19)	(17)	(36)

Total interest-bearing liabilities	(361)	158	(203)

Net change in net interest income	$413	$151	$564

Provision for Loan Losses. The provision for loan losses for the three and nine months ended June 30, 2011, was $30,000 and $65,000, respectively, compared to $20,000 and $40,000, respectively, for the comparable 2010 periods. The increased provision in the 2011 periods reflects growth in the loan portfolio and the increase in non-performing loans with consideration given to the absence of charge-offs.
Non-performing loans increased $408,000 to $466,000 at June 30, 2011 from $58,000 at September 30, 2010. There were no net charge-offs for the three and nine months ended June 30, 2011 as compared to net charge-offs totaling $0 and $2,049 for the three and nine months ended June 30, 2010, respectively.
Non-interest Income. The following tables show the components of non-interest income and the percentage changes for the three and nine months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Service fees on deposit accounts	$8,047	$10,426	$(2,379)	(22.8)%
Other income	15,772	8,654	7,118	82.3
Loss on sale of securities	—	(15,091)	15,091	(100.00)

Total non-interest income	$23,819	$3,989	$19,830	497.1%

	Nine Months Ended
	June 30,
	2011	2010	$ Change	% Change

Service fees on deposit accounts	$23,223	$29,616	$(6,393)	(21.6)%
Other income	35,852	22,241	13,611	61.2
Loss on sale of securities	—	(15,091)	15,091	(100.0)

Total non-interest income	$59,075	$36,766	$22,309	60.7%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and nine months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Salary and benefits	$447,380	$378,875	$68,505	18.1%
Occupancy	80,897	81,499	(602)	(0.7)%
Data processing	57,813	45,777	12,036	26.3%
Professional fees	92,161	47,304	44,857	94.8%
FDIC insurance premiums	33,036	32,430	606	1.9%
Other	73,319	51,386	21,933	42.7%

Total non-interest expense	$784,606	$637,271	$147,335	23.1%

Salaries and benefits expense increased $69,000 for the three months ended June 30, 2011 due primarily to an approximate $46,500 increase in salary and benefits expense due to normal annual increases, a $16,000 increase in retirement fund contributions and $6,500 attributed to the employee stock ownership plan implemented in connection with the Bank’s second-step conversion. Professional fees increased $45,000 primarily related to expenses incurred with additional audit work. Other expenses increased $22,000 related primarily to the new employee stock ownership plan loan.

	Nine Months Ended
	June 30,
	2011	2010	$ Change	% Change

Salary and benefits	$1,312,763	$1,130,077	$182,686	16.2%
Occupancy	257,263	250,256	7,007	2.8%
Data processing	156,718	129,710	27,008	20.8%
Professional fees	204,483	171,707	32,776	19.1%
FDIC insurance premiums	106,216	78,769	27,447	34.8%
Other	172,543	159,893	12,650	7.9%

Total non-interest expense	$2,209,986	$1,920,412	$289,574	15.1%

Salaries and benefits expense increased $183,000 for the nine months ended June 30, 2011 due primarily to an approximate $132,500 increase in salary and benefits expense due to normal annual increases, a $6,500 increase in employee stock ownership plan expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion and a $44,000 increase in retirement fund contributions. Professional fees increased $32,000 primarily related to additional audit expenses. Other expenses increased $12,000 related primarily to the new employee stock ownership plan loan. Higher FDIC insurance premiums of $27,000 related to increased deposit balances.
Income Taxes. Income tax expense was $68,000 and $444,000, respectively, for the three and nine month periods ended June 30, 2011, compared to $154,000 and $400,000 for the comparable periods in 2010. The decrease in income tax expense for the three month period was primarily the result of a one-time tax adjustment relating to the deferred tax asset and the estimates that were being used for fiscal year 2011, which also affected the nine-month period, but with higher net income during the nine month period ended in 2011, the income taxes increased.
Liquidity and Capital Resources
Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $14.9 million. In addition, at June 30, 2011, we had the ability to borrow a total of approximately $43.0 million from the Federal Home Loan Bank of Pittsburgh. At June 30, 2011, we had no Federal Home Loan Bank advances outstanding.
At June 30, 2011, we had $3.9 million in loan commitments outstanding, which consisted of commitments to grant $3.2 million in loans and $300,000 in commercial lines of credit and $400,000 in commercial leases. At June 30, 2011, we had $4.5 million in undisbursed lines of credit, $200,000 in undisbursed loans in process and $1.5 million in undisbursed construction loans.

Certificates of deposit due within one year of June 30, 2011 totaled $38.7 million, representing 55.6% of certificates of deposit at June 30, 2011. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012.
The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of liquidity will be the proceeds it retained from the stock offering and, in the future, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2011, the Company had $1.7 million in liquid assets.
Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.
The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of June 30, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 21.7%, 20.6% and 13.0%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At June 30, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.
The capital raised from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will likely be enhanced by the capital from the offering, resulting in increased net interest-earning assets and revenue. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Under applicable federal regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.
Off-Balance Sheet Arrangements
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 6 to the consolidated financial statements included in this Form 10-Q and in the Bank’s audited consolidated financial statements for the year ended September 30, 2010 included in the Company’s prospectus dated January 11, 2011.
For the three months ended June 30, 2011, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on January 20, 2011. As of June 30, 2011, the risk factors of the Company have not changed materially from those disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits

2.1		Plan of Conversion and Reorganization (1)

3.1		Articles of Incorporation of Eureka Financial Corp. (1)

3.2		Bylaws of Eureka Financial Corp. (1)

4.0		Form of Stock Certificate of Eureka Financial Corp. (1)

31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0		Section 1350 Certification

101.0	*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.
Dated: August 15, 2011	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer (principal executive officer)

Dated: August 15, 2011	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer (principal accounting and financial officer)