Form 10-K
period 2011-09-30
Eureka Financial Corp.
filed 2011-12-29
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-54238

EUREKA FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	27-3671639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3455 Forbes Avenue, Pittsburgh, Pennsylvania	15213
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (412) 681-8400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2011 was $12.0 million.

The number of shares outstanding of the registrant’s common stock as of December 27, 2011 was 1,314,705.

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Eureka Financial Corp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Eureka Financial Corp.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of Eureka Financial Corp. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Eureka Financial Corp.’s market area, changes in real estate market values in Eureka Financial Corp.’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform as intended or contracted. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, Eureka Financial Corp. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Unless the context indicates otherwise, all references in this annual report to “Company,” “we,” “us” and “our” refer to Eureka Financial Corp. and its subsidiary.

PART I

ITEM 1.	BUSINESS

General

Eureka Financial Corp. (the “Company”) was incorporated in September 2010 to be the stock holding company of Eureka Bank (the “Bank”) upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization, which occurred on February 28, 2011, and to serve as the successor entity to old Eureka Financial Corp., a federally chartered corporation previously existing as the mid-tier holding company for the Bank. In connection with the Bank’s conversion, 763,635 shares of Company common stock, par value $0.01 per share, were sold in a subscription and community offering for $10.00 per share. In addition, approximately 555,258 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of old Eureka Financial Corp. held by persons other than Eureka Bancorp, MHC, the former mutual holding company of the Bank.

The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market area. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, commercial loans and lines of credit, construction and consumer loans, which the Bank generally holds for investment, and to purchase commercial leases.

The Company’s website address is www.eurekabancorp.com. Information on our website should not be considered a part of this annual report.

Market Area

We are headquartered in Pittsburgh, Pennsylvania, which is located in Allegheny County in southwestern Pennsylvania. We maintain two offices in the Oakland and Shaler sections in the Pittsburgh metropolitan area, which we consider to be our primary market area. Our market area has a broad range of private employers, and has changed its focus from heavy industry to more specialized industries, including technology, health care, education and finance service providers. Allegheny County, Pennsylvania is the headquarters for several Fortune 500 companies, including H.J. Heinz, USX Corporation and Alcoa Inc. The largest employers in the Pittsburgh metropolitan area, the population of which was estimated to be approximately 2,356,285 in 2010, include the United States government, the Commonwealth of Pennsylvania, the University of Pittsburgh Medical Center and the University of Pittsburgh. Seven colleges and universities are located in the greater Pittsburgh area.

Our market area did not fully benefit from the national economic expansion nor has our market area been as negatively impacted as other parts of the country during the recent economic recession. As a result of the recession, the national unemployment rate increased to over 10% and real estate prices across the country have declined substantially in many markets. Our market area was not insulated from the impact of the economic downturn. While still dramatically higher than a couple of years ago, our market area’s unemployment rates have generally fared slightly better than Pennsylvania and nationally. As of September 2011, U.S. Department of Labor statistics reflected that Allegheny County had an unemployment rate of 6.7% compared to Pennsylvania and national unemployment rates of 7.5% and 8.8%, respectively.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. As of June 30, 2011, the most recent date for which information is available, we held 0.19% of the deposits in Allegheny County. In addition, larger banks such as PNC Bank, Citizens Bank, Dollar Bank, First Niagara Bank and First Commonwealth Bank, also operate in our market areas. These institutions are significantly larger than we are and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies, mortgage brokers and credit unions. Competition for loans also comes from non-depository financial service companies entering the mortgage and commercial lending markets such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

We generally originate loans for investment. The largest segments of our loan portfolio are one- to four-family residential real estate loans and multi-family and commercial real estate loans. In addition, we regularly purchase commercial leases with shorter maturities than traditional one- to four-family residential loans from an unrelated third party. To a lesser extent, we also offer construction and consumer loans, including home equity loans and lines of credit. We have not originated or targeted subprime loans in our portfolio.

One- to Four-Family Residential Real Estate Loans. The largest segment of our loan portfolio is one- to four-family residential real estate loans, which enable borrowers to purchase or refinance existing homes secured by properties located in our primary market area. A majority of our residential mortgage loans are secured by owner occupied residences located in our primary market area. However, a significant percentage of our residential mortgage loans are secured by non-owner occupied residences housing college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. We offer predominantly fixed-rate one- to four-family residential real estate loans, with terms of up to 30 years for owner-occupied properties and terms of up to 15 years for non-owner-occupied properties. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions. We generally retain all of our one-to four-family residential real estate loans and do not sell any such loans into the secondary market.

While one- to four-family residential real estate loans are normally originated with terms of up to 30 years, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

We generally do not make one- to four-family fixed rate residential loans with loan-to-value ratios exceeding 80% of the lesser of the appraised value or purchase price at the time the loan is originated. However, we have the ability to originate one- to four-family residential loans of up to 95% of the value of properties located in our primary market area for qualified first-time home buyers and do not require private mortgage insurance on these loans. At September 30, 2011, we had no residential loans with a loan-to-value ratio exceeding 95% at the time of origination. We require properties securing mortgage loans to be appraised by an independent appraiser approved by us. In addition, we generally require title insurance on all first mortgage loans. Borrowers must also generally obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan. Our one- to four-family residential mortgage loans also generally include due-on-sale clauses, which permit us to deem a loan immediately due and payable if the borrower transfers ownership of the property securing the loan without our consent.

At September 30, 2011, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $628,000 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing accordance with its contractual terms at September 30, 2011.

Multi-Family and Commercial Real Estate Loans. We purchase participation interests in and, to a lesser extent, originate, fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market areas. Our multi-family and commercial real estate loans are generally secured by apartment buildings, as well as office and retail space.

We originate multi-family and commercial real estate loans with terms of up to 20 years. These loans are typically repaid, or their terms are extended, before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule. Loans are secured by first mortgages that generally do not exceed 75% of the property’s appraised value. We require all properties securing multi-family and commercial real estate loans to be appraised by an independent licensed appraiser approved by us. Many multi-family and commercial real estate loans also are supported by personal guarantees.

Interest rates and payments on our adjustable-rate multi-family and commercial real estate loans generally adjust after an initial fixed period of five years with balloon payments due upon maturity. Interest rates and payments on our adjustable-rate loans generally are based on the five-year Treasury Index.

At September 30, 2011, our largest outstanding multi-family or commercial real estate loan was a participation interest of $1.7 million secured by an apartment building located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2011.

Commercial Leases and Lines of Credit. We purchase, through an unrelated party with whom we have worked for the past twelve years, commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than traditional one- to four-family residential mortgage loans. The commercial leases we purchase generally have a two- to seven-year amortization period and the balances on these loans generally range from

$25,000 to $1.0 million. At September 30, 2011, our largest aggregate exposure to one commercial lease borrower was $1.4 million. The commercial leases comprising this relationship were made to a borrower located in the Pittsburgh metropolitan area and are secured by manufacturing equipment. To a significantly lesser extent, we also originate comparable commercial leases to qualified borrowers. At September 30, 2011, our originated commercial leases totaled $1.8 million. Our purchased commercial leases, which totaled $16.5 million at September 30, 2011, are originated by a leasing corporation that services the loans and remits payments from the borrowers to us. These loans are generally secured by, among other things, equipment, machinery, computers, medical devices and school buses, and some are personally guaranteed by the lessor. We generally maintain a first lien on the collateral securing the loans. Our commercial leases are primarily made to tool and die companies, hospitals, universities, machine tool shops and schools. These leases generally have higher loan-to-value ratios than residential mortgages and repayment is typically dependent upon the success of the borrower’s business.

We also originate adjustable-rate commercial lines of credit to business customers with interest rates based on the prime rate, as published in the Wall Street Journal. Our commercial lines of credit permit borrowers to make monthly interest only payments and are generally secured by commercial, investment or residential real estate and accounts receivable. At September 30, 2011, the outstanding balance of our commercial lines of credit was $4.3 million, with $4.5 million remaining in available credit.

Construction Loans. We make construction loans primarily for the construction of one- to four-family residential dwellings in our primary market area. Our construction loans made to developers generally require the payment of interest at fixed rates during the construction period (typically up to two years) and payment of the principal in full at the end of the construction period. Loans made to individual property owners are structured to provide both construction and permanent financing. With respect to these loans, borrowers pay interest only during the construction period (typically up to six months).

At September 30, 2011, our largest outstanding residential construction loan had an outstanding balance of $887,000 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2011.

Consumer Loans. To a lesser extent, we also offer a variety of consumer loans, including home equity loans, lines of credit and home improvement loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We offer fixed-rate home equity loans to applicants who maintain owner-occupied or single-family dwellings. Generally, the amount of the home equity loan is based on the total indebtedness of the property and, when combined with the first mortgage loan on the property, will not exceed 80% of the appraised value of the property. We also offer home equity lines of credit with maximum line amounts of $100,000 and minimum line amounts of $10,000. In addition, we offer unsecured improvement and share and passbook loans to qualifying borrowers. At September 30, 2011, we had a total of $22,000 in unsecured consumer loans.

Loan Underwriting Risks

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of not less than 1.05x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically will review the property, the underlying loan and guarantors annually.

In addition, because we offer adjustable-rate multi-family and commercial real estate loans, the increased payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability and collateral value of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Leases and Lines of Credit. Due to their generally shorter terms, commercial leases produce high yields and enhance our asset/liability management program by reducing our exposure to interest rate risk changes. However, these loans may entail significant additional credit risk compared to owner-occupied residential mortgage lending since repayment is generally contingent upon the success of the borrower’s business. In addition, it is generally more difficult to repossess and ascertain the value of collateral securing commercial leases than it is to repossess and ascertain the value of real estate securing residential mortgage loans.

Construction Loans. Construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property’s value upon completion of the project and the estimated cost (including interest) of the project. If the cost estimate proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.

Consumer Loans. Consumer loans that are not secured by real estate may entail greater risk than residential mortgage loans do. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Sales and Participations. Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers.

At September 30, 2011, we were a participating lender on 14 loan relationships with one local financial institution totaling $9.0 million, which are secured primarily by commercial real estate. These loans are being serviced by the lead lender. We expect to continue to purchase similar participation interests when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer. At September 30, 2011, we were the lead lender on one loan relationships totaling $3.2 million, of which we owned $1.7 million and serviced $1.5 million for another bank. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate loans that approach or exceed our lending limits.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our President and Chief Executive Officer generally has the authority to approve all commercial and residential real estate loans and commercial leases of up to $250,000. Our board of directors or our loan committee, which consists of our President and Chief Executive Officer and three members of our board of directors, ratifies all loans made by our President and Chief Executive Officer. Our loan committee or board of directors approves all loans over the $250,000 limit.

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited by regulation to 15% of our stated capital and reserves. At September 30, 2011, our general regulatory limit on loans to one borrower was approximately $2.9 million. At that date, our largest lending relationship consisted of 23 loans totaling $2.3 million, which were primarily secured by single-family dwellings. These loans were performing in accordance with their contractual terms at September 30, 2011.

Loan Commitments. We issue commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire within 60 days.

Investment Activities

The board of directors reviews and approves our investment policy annually. Our investment policy is structured to provide management with the criteria for maintaining our investment portfolio, as well as satisfying applicable regulatory requirements, and is designed to allow investment in securities that will bring an acceptable rate of return while at the same time minimize credit and interest rate risk. The board of directors reviews investment transactions and monitors the composition and performance of our investment portfolio on a monthly basis.

Our investment policy requires us to maintain a portfolio with a 100 basis point spread over the current passbook rate. We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, mortgage-backed securities, mortgage derivative securities and stocks, municipal bonds, mutual funds and debentures which are backed by government related agencies. However, we had no investments in mortgage derivative securities at September 30, 2011 and currently have no intention of purchasing theses types of securities. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

Our investment policy requires that all mortgage derivative securities purchased by the Bank must meet stringent criteria so as not to be classified as high risk. This includes the testing, before purchase, of the average life or price volatility to ensure that it is not in excess of a benchmark fixed-rate 30-year mortgage-backed pass through security. Management is also required to conduct subsequent semi-annual tests to measure the continued degree of possible risk. In addition, management must review the financial statements of all security firms before an initial investment by the Bank and on an annual basis thereafter to ensure that the firm has the ability to honor its commitments.

At September 30, 2011, our investment portfolio had an amortized cost of $17.0 million and a fair value of $17.1 million and consisted primarily of government agency debentures.

Deposit Activities and Other Sources of Funds

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. We attract deposits in our primary market area through advertising and through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. At September 30, 2011, we had two customers with deposit balances totaling $1.6 million invested through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive Federal Deposit Insurance Corporation insurance on deposits up to $50.0 million. At September 30, 2011, we did not maintain any brokered deposits other than these CDARS deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing on a monthly basis. Our current strategy is to offer competitive rates and to be in the middle to top third of the market for rates on a variety of retail and business deposit products.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh to provide additional liquidity, aside from deposits, to fund our loans and investments. As of September 30, 2011, we had no outstanding borrowings with the Federal Home Loan Bank of Pittsburgh.

The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally mortgage related securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

As of September 30, 2011, we had 16 full-time employees and 7 part-time employees. We believe our relationship with our employees is good.

Regulation and Supervision

The Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses. Any change in such policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on the Company and the Bank and their operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes to the regulation of the Bank. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations, such as the Bank, was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are or will be applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company.

Federal Banking Regulation

Business Activities. The activities of federal savings banks are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. Applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2011, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from two and one half to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. In lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. That pre-payment, which included an assumed assessment base increase of 5%, was due December 30, 2009. The pre-payment was recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to difficult economic conditions, deposit insurance per account owner was recently raised to $250,000. That change was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2010 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited coverage for noninterest bearing transaction accounts and it, and the Company opted not to participate in the debt guarantee program.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of September 30, 2011, the Bank maintained 92.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

Limitation on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. Additionally, the institution must provide 30 days prior written notice to the Board of Governors of the Federal Reserve System of the capital distribution if, like the Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If the Bank’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. The Bank received an “outstanding” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits the Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with the Bank, including the Company). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations were previously required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, were computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The Office of the Comptroller of the Currency, which succeeded the Office of Thrift Supervision, is similarly funded through assessments imposed on regulated institutions. The assessments paid by the Bank for the fiscal year ended September 30, 2011 totaled $51,000.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. the Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2011 of $648,000.

Federal Reserve Board System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $58.8 million; a 10% reserve ratio is applied above $58.8 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2012, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. The Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations. The Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to laws such as the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

General. As a savings and loan holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. In addition, the Federal Reserve Board will have enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal savings banks must notify the Federal Reserve Board prior to paying a dividend to the Company. The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings bank would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Acquisition of Control. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found the acquisition will not result in a change in control. Under the Change in Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal Taxation

We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2009. We report our income on a fiscal year basis ending in September using the accrual method of accounting. The maximum federal income tax rate is 34%.

The Company and the Bank have entered into a tax allocation agreement. Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $905,000 of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

Distributions. If the Bank makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

The Company is subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2011 and 2010 was 9.99% and was imposed on the Bank’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.	RISK FACTORS

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was recently downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At September 30, 2011, $56.6 million, or 53.6%, of our loan portfolio consisted of multi-family and commercial real estate loans, commercial leases and commercial lines of credit. Commercial lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or multi-family and commercial real estate loans, commercial leases and lines of credit may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

Changes in interest rates could have a material adverse effect on our earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding and our net interest margin is our net interest income as a percent of average interest-earning assets. Changes in interest rates could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Changes in interest rates also can affect: (1) our ability to originate loans; (2) the value of our interest-earning assets, which would negatively impact stockholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.

Our procedures for managing interest rate risk exposure involve monitoring exposure to interest rate increases and decreases of as much as 300 basis points ratably over a 12-month period. We report on a quarterly basis the impact on forecasted one year net portfolio value of a immediate and sustained increase of up to 300 basis points in interest rates or a 100 basis point decrease in interest rates. As of June 30, 2011, the simulations indicated that the impact of a 300 basis point increase in rates over 12 months would result in an approximate 23.0% decrease in net portfolio value and that the impact of a 100 basis point decrease in rates over 12 months would result in an approximate 2.0% increase in net portfolio value.

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2011, $46.7 million, or 44.2%, of our loan portfolio consisted of residential mortgage loans, and $1.3 million, or 1.2%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Recently enacted regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Board of Governors of the Federal Reserve Board System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective in five years. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, Edward F. Seserko and on our Executive Vice President and Chief Financial Officer, Gary B. Pepper. The loss of Mr. Seserko or Mr. Pepper could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. Seserko and Pepper.

We are subject to federal regulations that seek to protect the Deposit Insurance Fund and the depositors and borrowers of the Bank, and our federal regulators may impose restrictions on our operations that are detrimental to holders of the Company’s common stock.

We are subject to extensive regulation, supervision and examination by the Federal Reserve Board and the Office of the Comptroller of the Currency, our primary federal regulators, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Our regulators may subject us to supervisory and enforcement actions, such as the imposition of certain restrictions on our operations, the classification of our assets and the determination of the level of our allowance for loan losses, that are aimed at protecting the insurance fund and the depositors and borrowers of the Bank but that are detrimental to holders of the Company’s common stock. Any change in our regulation or oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

We own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties, the result of which may adversely impact our results of operations.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Federal Home Loan Bank of Pittsburgh commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $648,000 at September 30, 2011. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, in December 2008, the Federal Home Loan Bank of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future, which included not paying a dividend for 2009, 2010 and 2011. Moreover, the Federal Home Loan Bank of Pittsburgh has only redeemed common stock associated with member advance repayments on a limited basis. Further, it has indicated that it may increase its individual member stock investment requirements. The absence of a dividend, the inability to redeem our Federal Home Loan Bank stock, and the obligation to increase our investment in the Federal Home Loan Bank has and will continue to negatively impact our interest income.

Higher Federal Deposit Insurance Corporation deposit insurance premiums and assessments will adversely affect our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $46,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $442,000. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Strong competition within our market area could reduce our profits.

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2011, the most recent date for which information is available, we held 0.19% of the deposits in Allegheny County, in which both of our offices are located. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our two full-service banking offices in Pittsburgh. We own our main office and lease our Shaler office. The lease expires in 2017. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $1.2 million at September 30, 2011.

ITEM 3.	LEGAL PROCEEDINGS

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EKFC.” The Company completed its initial public offering on February 28, 2011 and began to be quoted on the Over-the-Counter Bulletin Board on March 1, 2011. The following table sets forth the high and low sales prices of the Company’s common stock for the past two fiscal years, as well as corresponding cash dividends per share for each quarterly period. Prices prior to March 1, 2011 are for old Eureka Financial Corp. and have been adjusted for the 1.0457 exchange ratio applied as part of the second-step conversion.

	September 30,	September 30,	September 30,
	High	Low	Dividend Paid Per Share
Year Ended September 30, 2011
Fourth quarter	$12.75	$12.10	$0.07
Third quarter	13.00	12.05	0.07
Second quarter	12.75	11.60	0.15
First quarter	20.00	13.25	0.15

	September 30,	September 30,	September 30,
	High	Low	Dividend Paid Per Share
Year Ended September 30, 2010
Fourth quarter	$20.00	$11.75	$0.15
Third quarter	13.51	11.32	0.15
Second quarter	12.00	11.27	0.15
First quarter	12.00	10.56	0.15

The board of directors of the Company has the authority to declare dividends on the common stock, subject to statutory and regulatory requirements. Declarations of dividends by the board of directors, if any, will depend upon a number of factors, including investment opportunities available to the Company or the Bank, capital requirements, regulatory limitations, the Company’s and the Bank’s financial condition and results of operations, tax considerations and general economic conditions. No assurances can be given, however, that any dividends will be paid.

As of December 27, 2011, the Company had approximately 354 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities

Under applicable regulations governing the second-step conversion, the Company is prohibited from repurchasing its common stock in the first year following its conversion or until February 28, 2012. The Company did not purchase any shares of its common stock during the quarter ended September 30, 2011 and has no current authorized stock repurchase programs.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	September 30,	September 30,
	At or for the Year Ended September 30,
	2011	2010
	(In thousands, except per
	share data)

Financial Condition Data:
Total assets	$137,515	$127,261
Cash and cash equivalents	11,348	11,650
Securities held-to-maturity	16,967	10,483
Loans receivable, net	104,456	98,034
Deposits	114,784	111,044
Federal Home Loan Bank advances	—	1,000
Total stockholders’ equity	21,465	14,129

Operating Data:
Interest income	$6,710	$6,197
Interest expense	1,746	2,051

Net interest income	4,964	4,146
Provision for loan losses	95	75

Net interest income after provision for loan losses	4,869	4,071
Other income (loss)	83	(215)
Non-interest expense	3,016	2,682

Income before income tax expense	1,936	1,174
Income tax expense	619	455

Net income	$1,317	$719

Per Share Data:
Earnings per share, basic	$1.05	$0.55
Earnings per share, diluted	1.05	0.55
Dividends	0.36	0.60

	September 30,	September 30,
	At or for the Year Ended September 30,
	2011	2010
Performance Ratios:
Return on average assets	0.97%	0.60%
Return on average equity	7.66	5.13
Dividend payout ratio (1)	27.02	44.37
Interest rate spread (2)	3.57	3.38
Net interest margin (3)	3.79	3.61
Non-interest expense to average assets	2.22	2.22
Efficiency ratio (4)	59.76	63.55
Average interest-earning assets to average interest-bearing liabilities	116.19	112.71
Average equity to average assets	12.64	11.60

Capital Ratios:
Total equity to total assets	15.61	11.10
Tier 1 capital (to adjusted assets) (5)	13.26	10.10
Tier 1 capital (to risk-weighted assets) (5)	21.32	15.30
Total risk-based capital (to risk-weighted assets) (5)	22.51	16.39

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.95	0.92
Allowance for loan losses as a percent of non-performing loans and accruing loans of 90 days or more past due	4,545.45	1,560.34
Net charge-offs to average outstanding loans during the period	—	—
Non-performing loans as a percent of total loans	0.02	0.06
Non-performing assets as a percent of total assets	0.02	0.05

(1)

The dividend payout ratio represents the dividend declared per share divided by net income per share. The following table sets forth aggregate cash dividends paid per period, which is calculated by multiplying the dividend declared per share by the number of shares outstanding as of the applicable record date:

	September 30,	September 30,
	For the Year Ended September 30,
	2011	2010
Dividends paid to public stockholders	$355,737	$318,651
Dividends paid to Eureka Bancorp, MHC	—	—

Total dividends paid	$355,737	$318,651

Payments listed above exclude cash dividends waived by Eureka Bancorp, MHC, the Bank’s former mutual holding company, of $109,536 and $438,143 during the years ended September 30, 2011 and 2010, respectively. Eureka Bancorp, MHC began waiving dividends in March 1999 and had waived dividends totaling $7.9 million before its merger out of existence in connection with the Company’s second-step conversion on February 28, 2011.

(2)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Represents net interest income as a percent of average interest-earning assets.

(4)	Represents non-interest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities.

(5)	Ratios are for the Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We conduct community banking activities by accepting deposits and making loans in our primary market area. Our lending products include residential mortgage loans, multi-family and commercial real estate loans and, to a lesser extent, commercial lines of credit, construction and consumer loans. We also purchase, through an unrelated third party, commercial leases. In addition, we maintain an investment portfolio consisting primarily of government agency debentures to help manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits and, to a lesser extent, collateralized borrowings from the Federal Home Loan Bank of Pittsburgh.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets and interest-bearing liabilities in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain or increase net interest margin, which is net interest income as a percentage of average interest-earning assets.

A secondary source of income is non-interest income, or other income, which is revenue that we receive from providing products and services. The majority of our non-interest income generally comes from service charges (mostly from service charges on deposit accounts).

Provision for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based upon management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Charge-offs, if any, are charged to the allowance. Subsequent recoveries, if any, are credited to the allowance. Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Expenses. The non-interest expense we incur in operating our business consists of salaries and benefits expenses, occupancy expenses, computer costs, professional fees, Federal Deposit Insurance Corporation premiums and various other miscellaneous expenses.

Our largest non-interest expense is for salaries and benefits, which consists primarily of salaries and wages paid to our employees, payroll taxes, expenses for health insurance, retirement plans, director and committee fees and other employee benefits, including employer 401(k) plan contributions.

Occupancy expenses include the fixed and variable costs of buildings such as depreciation charges, maintenance, real estate taxes and costs of utilities. Depreciation of premises is computed using the straight-line method based on the useful lives of the related assets, which range from five to 50 years for buildings and premises. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

Computer costs include fees paid to our third-party data processing service and ATM expense.

Professional fees include fees paid to our independent auditors and attorneys.

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution.

Other non-interest expense includes expenses for stationery, printing, marketing, supplies, telephone, postage, insurance premiums and other fees and expenses.

Our Business Strategy

The following are the key elements of our business strategy:

•

Improve earnings through continued loan diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. A majority of our residential mortgage loans are secured by owner occupied residences located in our primary market area. However, a significant percentage of our residential mortgage loans are secured by non-owner occupied residences housing college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. In addition, we have also emphasized the purchase and, to a lesser extent, origination of commercial leases and lines of credit. Going forward, we intend to continue to emphasize loan diversification as a means of improving our earnings, as commercial leases and lines of credit generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the interest rate sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•

Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Non-performing loans and accruing loans delinquent 90 days or more were 0.02% and 0.06% of our total loan portfolio at September 30, 2011 and 2010, respectively. Although we intend to continue our efforts to originate commercial real estate and business loans after the offering, we intend to continue our philosophy of managing lending risks through our conservative approach to lending.

•

Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 39.7% of our total deposits at September 30, 2011. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.

•

Actively manage our balance sheet. The recent severe economic recession has underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels and liquidity. In addition, our diverse loan mix improves our net interest margin and reduces the exposure of our net interest income and earnings to interest rate fluctuations. We will continue to manage our interest rate risk by maintaining the diversification in our loan portfolio and monitoring the maturities in our deposit portfolio. Moreover, it is expected that existing minimum regulatory capital ratios may be increased by regulatory agencies in response to market and economic conditions. However, we anticipate that we will continue to exceed any such increase in minimum regulatory capital ratios.

•

Continued expense control. Management continues to focus on the level of non-interest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Our efficiency ratio was 59.76% and 63.55% for the years ended September 30, 2011 and 2010, respectively.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of non-performing loans, classified and criticized loans, delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific provision for loan loss based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific provision for loan loss is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see “— Risk Management — Analysis and Determination of the Allowance for Loan Losses” below and the notes to the consolidated financial statements included in this annual report.

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

Financial Condition

General. At September 30, 2011, total assets were $137.5 million, an increase of $10.2 million from $127.3 million at September 30, 2010 due to an increase in loans and investment securities. Securities increased $6.5 million, or 61.9%, during the year ended September 30, 2011 primarily as a result of purchases of $14.5 million in longer-term government agency debentures, reflecting investment of excess deposits and funds received from the stock offering in government agency debentures. These purchases were offset by maturities, calls, and principal repayments of $8.0 million. Loans receivable, net, increased by $6.5 million to $104.5 million at September 30, 2011 from $98.0 million at September 30, 2010, primarily due to increases in commercial leases and loans, one- to- four family and construction loans. The increases in the various components of our loan portfolio during the year ended September 30, 2011 was primarily the result of our continued offering of competitive rates, strong customer service and continued borrowings by long-standing relationships, as well as improvements in market conditions and loan demand. Other assets decreased $1.6 million to $1.3 million at September 30, 2011 from $2.9 million at September 30, 2010 primarily as a result of a $1.4 million decrease in federal income taxes receivable and a $263,000 decrease in prepaid stock conversion expenses.

Total liabilities increased $2.9 million to $116.1 million at September 30, 2011 from $113.2 million at September 30, 2010, primarily as a result of a $3.8 million increase in deposits. Deposits increased $3.8 million to $114.8 million during the year ended September 30, 2011 primarily as a result of continued deposit growth from our Shaler branch office, which opened in February 2007, as well as the lack of consumer confidence in the stock market. The growth in deposit accounts was primarily used to fund asset growth, as well as to pay off $1.0 million in Federal Home Loan Bank borrowings.

Stockholders’ equity increased $7.4 million to $21.5 million at September 30, 2011 from $14.1 million at September 30, 2010. The increase was primarily the result of the issuance of 763,635 new shares of Eureka Financial Corp. common stock. The net result, after conversion costs, of the sale of the stock resulted in an increase of $6.1 million in stockholders’ equity reflected in paid in capital. Through the reorganization, treasury stock in the amount of $1.5 million was eliminated, which was partially offset by the establishment of a new ESOP plan which had 61,090 issued and had a net balance of $568,000 at September 30, 2011. Also contributing to the increase in stockholders’ equity was an increase of $1.0 million in retained earnings as net income of $1.3 million was offset by $355,000 in dividends paid to stockholders.

Loans. The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30,	September 30,	September 30,	September 30,
	At September 30,
	2011		2010
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family	$45,145	42.73%	$41,342	41.72%
Construction	2,268	2.15	1,393	1.41
Multi-family and commercial	33,928	32.12	33,893	34.20

Total real estate loans	81,341	77.00	76,628	77.33

Consumer loans:
Home equity loans, home equity lines and second mortgages	1,259	1.19	1,586	1.60
Other	360	0.34	749	0.76

Total consumer loans	1,619	1.53	2,335	2.36

Commercial leases and lines of credit (2)	22,685	21.47	20,127	20.31

Total loans	105,645	100.00%	99,090	100.00%

Less:
Deferred loan premiums and origination fees, net	(189)		(151)
Allowance for loan losses	(1,000)		(905)

Net loans	$104,456		$98,034

(1)	Amounts listed are net of undisbursed portions.

(2)	Includes $16.9 million and $16.2 million in commercial leases at September 30, 2011 and 2010, respectively.

Loan Maturity. The following tables set forth certain information at September 30, 2011 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
	One- to Four- Family Loans	Construction Loans	Multi-Family and Commercial Real Estate Loans	Consumer Loans	Commercial Leases and Lines of Credit	Total Loans
	(In thousands)
Amounts due in:
One year or less	$130	$2,006	$15	$35	$1,334	$3,520
More than one year to two years	141	—	573	103	2,376	3,193
More than two years to three years	233	—	218	73	3,540	4,064
More than three years to five years	760	262	2,543	337	9,362	13,264
More than five years to ten years	8,252	—	7,551	349	1,391	17,543
More than ten years to fifteen years	14,759	—	11,713	125	342	26,939
More than fifteen years	20,870	—	11,315	597	4,340	37,122

Total	$45,145	$2,268	$33,928	$1,619	$22,685	$105,645

The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2011 that are due after September 30, 2012 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	September 30,	September 30,	September 30,
	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One- to four-family	$43,392	$1,623	$45,015
Construction	—	262	262
Multi-family and commercial	18,527	15,386	33,913
Consumer loans	1,584	—	1,584
Commercial leases and lines of credit	17,011	4,340	21,351

Total	$80,514	$21,611	$102,125

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	September 30,	September 30,	September 30,	September 30,
	At September 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held-to-maturity:
Obligations of state and political subdivisions	$498	$517	$498	$497
U.S. government agency securities	16,469	16,548	9,985	10,025

Total held-to-maturity securities	16,967	17,065	10,483	10,522

Freddie Mac mortgage-backed certificates	6	6	9	9
Fannie Mae mortgage-backed certificates	18	19	29	30

Total available-for-sale securities	24	25	38	39

Total securities	$16,991	$17,090	$10,521	$10,561

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $648,400 at September 30, 2011. During December 2008, the Federal Home Loan Bank of Pittsburgh announced that it does not intend to pay a dividend on its common stock for the foreseeable future. The Federal Home Loan Bank of Pittsburgh has begun redeeming common stock associated with member advance repayments only on a limited basis. The Federal Home Loan Bank of Pittsburgh has indicated that it could increase its individual member stock investment requirements. The Federal Home Loan Bank of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

At September 30, 2011, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at September 30, 2011.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2011. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	One Year or Less		More than 1 Year to 5 Years		More than 5 Years to 10 Years		More than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Obligations of state and political subdivisions	$—	—%	$—	—%	$—	—%	$498	6.89%	$498	6.89%
U.S. government agency securities	—	—	—	—	750	2.00%	15,719	3.83%	16,469	3.75%

Freddie Mac certificates	—		3	8.43%	3	9.23%	—	—	6	8.89%
Fannie Mae certificates	—		—	—	13	7.02%	5	6.50%	18	6.88%

Total securities	$—		$3		$766		$16,222		$16,991

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash and interest-bearing deposits in other banks. Cash and cash equivalents decreased $302,000 to $11.3 million during the year ended September 30, 2011 primarily as a result of decreased cash balances in interest-bearing accounts in other banks.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and businesses within our primary market area.

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30,	September 30,	September 30,	September 30,
	At September 30,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$3,385	—%	$3,417	—%
Interest-bearing demand deposits	23,339	0.22	23,062	0.83
Savings accounts	18,845	0.15	18,565	0.62
Time deposits	69,215	1.93	66,000	2.56

Total	$114,784		$111,044

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2011. Jumbo certificates of deposit require minimum deposits of $100,000.

September 30,
Maturity Period at September 30, 2011	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$6,901
Over three through six months	4,057
Over six through twelve months	3,907
Over twelve months	12,397

Total	$27,262

The following table sets forth time deposits classified by rates at the dates indicated.

	September 30,	September 30,
	At September 30,
	2011	2010
	(In thousands)
0.00% — 1.00%	$15,842	$6,947
1.01% — 2.00%	28,021	29,127
2.01% — 3.00%	17,282	13,723
3.01% — 4.00%	2,629	3,963
4.01% — 5.00%	2,186	4,719
5.01% — 6.00%	3,255	7,521

Total	$69,215	$66,000

The following table sets forth the amount and maturities of time deposits classified by rates at September 30, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount Due					Percent of
		More than	More than			Total Time
	Less than	One Year to	Two Years to	More than		Deposit
	One Year	Two Years	Three Years	Three Years	Total	Accounts
	(Dollars in thousands)
0.00% — 1.00%	$15,379	$295	$168	$—	$15,842	22.89%
1.01% — 2.00%	20,029	5,106	1,880	1,006	28,021	40.49
2.01% — 3.00%	1,407	5,164	5,533	5,178	17,282	24.96
3.01% — 4.00%	225	1,055	354	995	2,629	3.80
4.01% — 5.00%	405	481	1,271	29	2,186	3.16
5.01% — 6.00%	1,788	873	223	371	3,255	4.70

Total	$39,233	$12,974	$9,429	$7,579	$69,215	100.00%

Borrowings. Eureka Bank did not obtain additional long-term borrowings during the years ended September 30, 2011 or 2010 from either the Federal Home Loan Bank or other lenders as funds generated from additional deposits were sufficient to support asset growth.

	September 30,	September 30,
	At or for the Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$1,000	$2,000
Average advances outstanding during the period	83	1,083
Weighted average interest rate during the period	5.56%	5.28%
Balance outstanding at end of period	$—	$1,000
Weighted average interest rate at end of period	—%	5.56%

Results of Operations for the Years Ended September 30, 2011 and 2010

Overview.

	September 30,	September 30,
	Years Ended September 30,
	2011	2010
	(Dollars in thousands, except per share amounts)
Net income	$1,317	$719
Basic and diluted earnings per share	1.05	0.55
Average equity to average assets	12.64%	11.60%

For the year ended September 30, 2011, net income increased to $1.3 million from $719,000 for the 2010 fiscal year. During 2011, the corporate reorganization took place where an approximate $6.1 million of net stock proceeds were added to capital and became available to invest in loans and investments, which increased our average balance of interest-earning assets. Also, lower deposit rates improved the interest rate spread from 3.38% at September 30, 2010, to 3.57% at September 30, 2011.

Net Interest Income. For the year ended September 30, 2011, net interest income increased $818,000 compared to the year ended September 30, 2010 due to an increase in interest income and a decrease in interest expense.

Interest income increased $513,000 to $6.7 million for the year ended September 30, 2011 from $6.2 million for the year ended September 30, 2010. This increase was primarily the result of a $182,000 increase in interest income on loans to $6.1 million from $5.9 million for fiscal 2010, as a result of a $5.4 million increase in the average balance of loans receivable, partially offset by a 15 basis point decrease in the average yield. Interest income on securities and interest-bearing deposits increased $331,000 from $262,000 to $593,000 for fiscal 2011 as a result of an $11.0 million increase in the average balance and a 61 basis point increase in the average yield.

Total interest expense decreased $305,000 for the year ended September 30, 2011 compared to the year ended September 30, 2010. The average cost of interest-bearing liabilities decreased 47 basis points to 1.55% from 2.02% in fiscal 2010 while average interest-bearing liabilities increased $11.0 million in fiscal 2011 to $112.8 million from $101.8 million in fiscal 2010. The decrease in the average cost of deposits was primarily due to a $154,000 decrease in interest paid on certificates of deposit due to a 57 basis point decrease in the average cost, offset by a $7.1 million increase in the average balance.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Loan fees are included in interest income on loans and are insignificant. Yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Years Ended September 30,
	At September 30, 2011		2011			2010
				Interest			Interest
	Yield/		Average	and	Yield/	Average	and	Yield/
	Cost		Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable net	$104,456	5.86%	$101,581	$6,117	6.02%	$96,232	$5,935	6.17%
Investment securities and interest-bearing deposits	26,839	2.21	29,472	593	2.03	18,470	262	1.42

Total interest-earning assets	131,295	5.11	131,053	6,710	5.12	114,702	6,197	5.40
Non-interest-earning assets	6,220		4,922			6,039

Total assets	$137,515		$135,975			$120,741

Interest-bearing liabilities:
NOW accounts	$23,340	0.63%	$23,395	148	0.63%	$20,529	191	0.93%
Passbook and club accounts	18,844	0.41	18,644	77	0.41	18,149	116	0.64
IRA Accounts	9,451	3.27	9,409	309	3.28	8,282	321	3.88
Certificates of deposit	58,133	2.04	59,202	1,184	2.00	52,107	1,338	2.57
CDARS	1,631	1.29	1,650	22	1.45	1,616	28	1.73
Borrowings	—	—	490	6	1.43	1,083	57	5.28
Total interest-bearing liabilities	111,399	1.56	112,790	1,746	1.55	101,766	2,051	2.02

Non-interest-bearing liabilities	4,651		5,999			4,968
Total liabilities	116,050		118,789			106,734
Stockholders’ equity	21,465		17,186			14,007
Total liabilities and stockholders’ equity	$137,515		$135,975			$120,741
Net interest income				$4,964			$4,146
Interest rate spread		3.55%			3.57%			3.38%

Net yield on interest-earning assets		3.78%			3.79%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities		117.86%			116.19%			112.71%

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

	September 30,	September 30,	September 30,
	Year Ended September 30, 2011 Compared to Year Ended September 30, 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest income:
Loans receivable	$(142)	$324	$182
Investment securities	158	173	331

Total interest-earning assets	16	497	513

Interest expense:
NOW money markets accounts	(67)	24	(43)
Passbook and club accounts	(42)	3	(39)
IRA accounts	(53)	41	(12)
Certificates of deposit	(321)	167	(154)
CDARS	(8)	2	(6)
Other liabilities	(29)	(22)	(51)

Total interest-bearing liabilities	(520)	215	(305)

Net change in net interest income	$536	$282	$818

Provision for Loan Losses. For the year ended September 30, 2011, the provision for loan losses increased $20,000 to $95,000 from $75,000 for the year ended September 30, 2010. The increase in the provision for loan losses was due to an increase of $6.5 million in net loans receivable for the year ended September 30, 2011, offset by a decrease in non-performing loans and charge-offs. The risk-based approach to calculating the loan portfolio’s general valuation allowance assigns a risk classification and subsequent reserve percentage to every loan, either individually or as a classification, that is in our portfolio. Individual loan risk classifications are adjusted annually, on an as needed basis, when the loans are internally and externally reviewed. Non-performing loans decreased $36,000 to $22,000 at September 30, 2011 from $58,000 at September 30, 2010. We had no charge-offs for the year ended September 30, 2011 compared to $2,000 for the year ended September 30, 2010.

An analysis of the changes in the allowance for loan losses is presented under “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. The following table shows the components of non-interest income for the years ended September 30, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Years Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Fees on NOW accounts	$33	$43	$(10)	(23.26)%
Other income	50	31	19	61.29
Loss on impairment and sale of securities	—	(289)	289	100.00

Total non-interest income	$83	$(215)	$298	138.60%

Non-interest income increased $298,000 for the year ended September 30, 2011 compared to the year ended September 30, 2010 due to a $289,000 loss on the impairment and sale of Fannie Mae and Freddie Mac preferred and common stock during fiscal 2010.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended September 30, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Years Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Salary and benefits	$1,720	$1,457	$263	18.05%
Occupancy	348	349	(1)	(0.29)
Computer	231	184	47	25.54
Legal and accounting	273	212	61	28.77
Donations
FDIC insurance premiums	108	116	(8)	(6.90)
Other	336	364	(28)	(7.69)

Total non-interest expense	$3,016	$2,682	$334	12.45%

The increase in total non-interest expense for the year ended September 30, 2011 was primarily due to a $263,000 increase in salary and benefits expense, a $47,000 increase in data processing expense and a $61,000 increase in professional fees. The increase in salary and benefits expense was related to the hiring of additional staff, higher retirement fund contributions and normal increases in salaries and benefits. The increase in data processing expense was related to higher core processing expense due to additional services being used. Professional fees were higher due to additional accounting work being performed as well as higher legal expenses as a result of becoming a full stock and SEC-reporting corporation.

Income Taxes. We recorded income tax expense of $619,000 for the year ended September 30, 2011 compared to an income tax expense of $455,000 for the year ended September 30, 2010. This change in the provision for income taxes was primarily related to the additional $598,000 of net income in fiscal 2011. The effective tax rate for fiscal 2011 was 31.98% compared to 38.75% for the 2010 fiscal year. The effective tax rate was reduced as a result of the utilization of the state net operating loss carryforward. The Company had previously established a deferred tax asset valuation allowance for a portion of the state net operating loss carryforward based on the assumption that current operating results would not be sufficient to fully utilize the benefit of that net operating loss carryfoward deferred tax asset. The operating results for fiscal 2011 exceeded preliminary expectations and the Company was able to utilize more of the state net operating loss carryforward and as a result reversed a portion of the deferred tax asset valuation allowance which created a reduction in the overall effective tax rate.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of net interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities, that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers due to unforeseen circumstances. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. When a borrower fails to make a required loan payment, we take a number of steps to attempt to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late notice is generated and sent to the borrower. A second notice is sent and phone calls are made ten days later. If payment is not received by the 30th day of delinquency, a further notification is sent to the borrower. If payment is not received by the 45th day of delinquency, a notice is sent to the borrower advising them that they have a specified period of time to cure their default before legal action begins. If no successful workout can be achieved, after a loan becomes

90 days delinquent, we typically commence foreclosure or other legal proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at or subsequent to foreclosure. We also may consider loan workout arrangements with certain borrowers under certain circumstances. Management reports to the board of directors or a committee of the board monthly regarding the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be non-performing assets. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost or fair value, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated. We had no troubled debt restructurings or accruing loans past due 90 days or more at the dates indicated.

	September 30,	September 30,
	At September 30,
	2011	2010
	(Dollars in thousands)
Non-accruing loans:
One- to four-family real estate	$22	$43
Commercial leases and lines of credit	—	15

Total	22	58

Assets acquired through foreclosure	—	—

Total non-performing assets	$22	$58

Total non-performing loans to total loans	0.02%	0.06%
Total non-performing loans to total assets	0.02	0.05
Total non-performing assets to total assets	0.02	0.05

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses — Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended September 30, 2011 and 2010 had non-accruing loans been current according to their original terms was approximately $1,000 and $4,000, respectively. Interest income included in net income for these loans for the years ended September 30, 2011 and 2010 was $1,000 and $3,000, respectively.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. We also utilize a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. If we classify an asset as loss, we reserve an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	September 30,	September 30,
	At September 30,
	2011	2010
	(In thousands)
Special mention assets	$650	$933
Substandard assets	393	305
Doubtful assets	—	—
Loss	—	—

Total criticized and classified assets	$1,043	$1,238

At September 30, 2011, substandard assets were comprised of $22,000 in a one-to-four family residential real estate loan and $371,000 in commercial leases and loans. At September 30, 2010, substandard assets were comprised of $182,000 in commercial lines of credit, $121,000 in one-to-four family residential real estate loans and $2,000 in consumer loans.

At September 30, 2011, Eureka Bank had five loans classified as special mention, which were comprised of four one-to four-family residential real estate loans and one commercial line of credit. At September 30, 2010, Eureka Bank had six loans classified as special mention, which were comprised of four one-to four-family residential real estate loans and two commercial leases.

Other than as disclosed in the above tables, there are no other loans at September 30, 2011 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	September 30,	September 30,	September 30,	September 30,
	At September 30,
	2011		2010
	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
	(In thousands)
One- to four-family real estate	$221	$—	$779	$32
Commercial leases and lines of credit	178	—	81	168

Total	$399	$—	$860	$200

At September 30, 2011, delinquent loans were comprised of four one-to four-family residential real estate loans and one commercial lease. At September 30, 2010, delinquent loans were comprised of six one-to four-family residential real estate loans, two commercial leases and one commercial line of credit.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a valuation allowance on impaired loans; and (2) a valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. A loan is impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans, and to a lesser extent certain non-impaired loans, to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines the appropriate loss factor for each group of loans with similar risk characteristics within the portfolio based on loss experience and qualitative and environmental factors for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, non-accrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; the existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of the Comptroller of the Currency may require us to make additional provisions for loan losses based on judgments different from ours.

At September 30, 2011, our allowance for loan losses was $1,000,000, or 0.95% of loans receivable, net and 4,545.45% of non-performing loans. At September 30, 2010, our allowance for loan losses was $905,000, or 0.91% of loans receivable, net and 1,560.34% of non-performing loans. Non-performing loans at September 30, 2011, were $22,000, or 0.02% of loans receivable, net compared to $58,000, or 0.06% of loans receivable, net at September 30, 2010. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, the allowance for loan losses may not be adequate to cover losses which may be realized in the future and additional provisions for loan losses may be required.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	September 30,	September 30,	September 30,	September 30,
	At September 30,
	2011		2010
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$308	42.73%	$136	41.72%
Construction	3	2.15	9	1.41
Multi-family and commercial	406	32.12	447	34.20
Consumer loans:
Home equity	7	1.19	16	1.60
Other	—	0.34	—	0.76
Commercial leases and lines of credit	217	21.47	286	20.31
Unallocated	59	—	11	—

Total allowance for loan losses	$1,000	100.00%	$905	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with U.S. generally accepted accounting principles, the Office of the Comptroller of the Currency, in reviewing our loan portfolio, may request that we increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	September 30,	September 30,
	Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Allowance at beginning of year	$905	$832

Charge-offs:
Consumer loans	—	(2)

Total charge-offs	—	(2)
Recoveries	—	—

Net charge-offs	—	(2)
Provision for loan losses	95	75

Allowance at end of year	$1,000	$905

Allowance for loan losses to non-performing loans	4,545.45%	1,560.34%
Allowance for loan losses to total loans at the end of the year	0.95	0.92
Net charge-offs to average loans outstanding during the year	—	—

Interest Rate Risk Management. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates that may cause our interest-bearing liabilities to increase at a rate faster than our interest-earning assets, thereby negatively affecting net income. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally is to:

•	originate multi-family and commercial real estate loans with adjustable-rate features or fixed-rate loans with shorter maturities than one-to four-family residential mortgages;

•	purchase commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than one-to four-family residential mortgages;

•	attract low-cost checking and transaction accounts, which tend to be less interest rate sensitive;

•	maintain interest-bearing deposits, federal funds and U.S. Government securities with short to intermediate terms; and

•	maintain an investment portfolio that provides stable cash flows, thereby providing investable funds in varying interest rate cycles.

We have made a significant effort to increase our level of lower-cost deposits as a method of enhancing profitability. At September 30, 2011, we had 39.7% of our deposits in lower-cost passbook and interest-bearing and non-interest bearing demand accounts. Such deposits have traditionally remained relatively stable and would be expected to be only moderately affected by changes in interest rates.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. Such analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 and 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in the net portfolio value of the Bank at June 30, 2011, which is the most recent date for which information is available, that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Net Portfolio Value			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change(bp)
	(Dollars in thousands)
300	$19,299	$(5,787)	(23)%	14.07%	(315)
200	21,721	(3,365)	(13)	15.47	(175)
100	23,675	(1,411)	(6)	16.53	(70)
50	24,254	(833)	(3)	16.81	(42)
0	25,086	—	—	17.23	—
(50)	25,604	517	2	17.47	25
(100)	25,588	502	2	17.44	21

The changes in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest-earning assets are fixed-rate loans and fixed-rate investment securities; and (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates.

The Office of the Comptroller of the Currency uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, assumed prepayment rates may not approximate actual future mortgage-backed security and loan repayment activity.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of cash and cash equivalents, deposit inflows, wholesale borrowings, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our board of directors on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $11.3 million at September 30, 2011. In addition, at September 30, 2011, we had the ability to borrow a total of approximately $43.0 million from the Federal Home Loan Bank of Pittsburgh, of which we had no advances outstanding.

At September 30, 2011, we had $3.2 million in loan commitments outstanding, which consisted of commitments to grant $2.9 million in loans and $265,000 in commercial leases and lines of credit. At September 30, 2011, we had $5.0 million in undisbursed lines of credit, $273,000 in undisbursed loans in process and $1.5 million in undisbursed construction loans.

Certificates of deposit due within one year of September 30, 2011 totaled $39.2 million, representing 55.87% of certificates of deposit at September 30, 2011. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.

The following table presents certain of our contractual obligations as of September 30, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Contractual Obligations
Operating lease obligations (1)	$347	$55	$115	$115	$62
Other long-term obligations (2)	23	8	14	1	—

Total	$370	$63	$129	$116	$62

(1)	Represents the lease for the Bank’s Shaler branch office.
(2)	Represents obligations relating to branch office signage and the Bank’s mailing system.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts and borrowed funds. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	September 30,	September 30,
	Years Ended September 30,
	2011	2010
	(In thousands)
Investing activities:
Loan originations, net of repayments	$(6,530)	$(3,629)
Security purchases	(14,500)	(11,484)
Security maturities, calls and principal repayments	8,000	4,055
Financing activities:
Increases in deposits	3,741	19,270
Net decrease in FHLB advances	(1,000)	(1,000)
Proceeds from stock offering	6,053	—

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulations — Capital Requirements” and the notes to the consolidated financial statements included in this annual report. In addition, due in part to its sufficient capital level, the Company did not participate in the U.S. Government sponsored Troubled Asset Relief Program.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit. For information about our loan commitments and unused lines of credit, see note 14 of the notes to the consolidated financial statements.

For the years ended September 30, 2011 and 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to the consolidated financial statements.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial condition and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 1, 2011, the Company dismissed ParenteBeard LLC (“ParenteBeard”), which had previously served as independent auditors for the Company. The decision to dismiss ParenteBeard was approved by the audit committee of the board of directors.

The audit reports of ParenteBeard on the consolidated financial statements of the Company for the years ended September 30, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years ended September 30, 2010 and 2009 and through the subsequent interim period preceding the date of ParenteBeard’s dismissal, there were: (1) no disagreements between the Company and ParenteBeard on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of ParenteBeard would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On June 1, 2011, the audit committee of the board of directors engaged S.R. Snodgrass, A.C. (“S.R. Snodgrass”) as the Company’s independent registered public accounting firm. During the Company’s fiscal years ended September 30, 2010 and 2009 and the subsequent interim period preceding the engagement of S.R. Snodgrass, the Company did not consult with S.R. Snodgrass regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements, and S.R. Snodgrass did not provide any written report or oral advice that S.R. Snodgrass concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (3) any matter that was either the subject of a disagreement with S.R. Snodgrass on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The board of directors of the Company is comprised of six persons who are elected for terms of three years, one-third of whom are elected annually. The same individuals comprise the boards of directors of the Company and the Bank.

Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of September 30, 2011. The starting year of service as director relates to service on the board of directors of the Bank.

Mark B. Devlin is the owner of T.B. Devlin Funeral Home in Pittsburgh, Pennsylvania. Age 60. Director since 1992.

Mr. Devlin’s background offers the board of directors substantial small company management experience, specifically within the region in which the Bank conducts its business, and offers the board significant business experience from a setting outside of the financial services industry.

Robert J. Malone is retired and was the former owner and Chief Executive Officer of Fidelity Insurance Agency, Inc. in Pittsburgh, Pennsylvania. He serves as the Chairman of the Board of Directors of the Company and the Bank. Age 85. Director since 1961.

Mr. Malone’s insurance background provides the board of directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by the Bank.

Paul M. Matvey is a certified public accountant and a shareholder of Schneider Downs Co., Inc., a public accounting firm headquartered in Pittsburgh, Pennsylvania. Age 58. Director since 1994.

As a certified public accountant, Mr. Matvey provides the board of directors with substantial experience regarding accounting and financial matters.

Dennis P. McManus is the Education and Advocacy Coordinator for the Greater Pittsburgh Community Food Bank and also works as a governmental relations consultant. Age 56. Director since 1997.

Mr. McManus’ strong ties to the community, through his work with the Greater Pittsburgh Community Food Bank and involvement in civic organizations, provides the board with valuable insight regarding the local business and consumer environment.

William F. Ryan is Chairman and Chief Executive Officer of Point Spring & Driveshaft Co., a transportation-related business in Pittsburgh, Pennsylvania. Age 58. Director since 1997.

Mr. Ryan’s background offers the board of directors substantial small company management experience, specifically within the region in which the Bank conducts its business, and provides the board with valuable insight regarding the local business and consumer environment. In addition, Mr. Ryan offers the board significant business experience from a setting outside of the financial services industry.

Edward F. Seserko is President and Chief Executive Officer of the Company and the Bank. Mr. Seserko has been employed by the Bank since 1976 and has served in various positions with the Bank since that time. Age 59. Director since 1986.

Mr. Seserko’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the board valuable insight regarding the business and operations of the Bank. Mr. Seserko’s knowledge of all aspects of the Company’s and the Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

Executive Officers

Our executive officers are elected by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers.

Name	Position
Edward F. Seserko	President and Chief Executive Officer of the Company and the Bank

Gary B. Pepper	Executive Vice President and Chief Financial Officer of the Company and the Bank

Below is information regarding our executive officer who is not also a director. Age is as of September 30, 2011.

Gary B. Pepper is Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Pepper has been employed by the Bank since 1991 and has served in various positions with the Bank since that time. He is also the President of the Financial Security Officers Association of Western Pennsylvania. Age 53.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated under the Exchange Act, the Company’s officers, directors and persons who own more than 10% of the outstanding shares of the Company’s common stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in such common stock (collectively, “Reports”), and to furnish the Company with copies of all such Reports. Based solely on its review of the copies of such Reports or written representations that no such Reports were necessary that the Company received during the past fiscal year or with respect to the last fiscal year, management believes that during the fiscal year ended September 30, 2011, all of the Reporting Persons complied with these reporting requirements.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Company’s website at www.eurekabancorp.com.

Corporate Governance

The Company’s board of directors maintains an audit committee that assists the board of directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of the Company’s financial reports and the Company’s compliance with applicable laws and regulations. The audit committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The board of directors has designated Paul M. Matvey as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.

Board Leadership Structure and Board’s Role in Risk Oversight

The board of directors of the Company has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer enhance board independence and oversight. Moreover, the separation of the positions of the Chairman of the Board and President and Chief Executive Officer allow the President and Chief Executive Officer to focus on his responsibilities of running the Company, enhancing shareholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the board in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Robert J. Malone serves as Chairman of the Board of the Company and Edward F. Seserko serves as President and Chief Executive Officer of the Company.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit, interest rate, liquidity, operational, strategic and reputation risks. Management is responsible for the day-to-day management of risks we face, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board meets regularly with management to discuss strategy and risks we face. Senior management attends the board meetings and is available to address any questions or concerns raised by the board on risk management and any other matters. The Chairman of the Board and independent members of the board work together to provide strong, independent oversight of our management and affairs through our standing committees and, when necessary, special meetings of independent directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to Edward F. Seserko, our President and Chief Executive Officer, and Gary B. Pepper, our Executive Vice President and Chief Financial Officer, during the fiscal years ended September 30, 2011 and 2010. No other employee received total compensation exceeding $100,000 during the 2011 or 2010 fiscal years. Messrs. Seserko and Pepper are sometimes referred to in this annual report as “named executive officers.”

	September 30,	September 30,	September 30,	September 30,	September 30,
Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Edward F. Seserko	2011	$140,000	$25,000	$29,449	$194,449
President and Chief	2010	137,354	25,000	27,998	190,352
Executive Officer

Gary B. Pepper	2011	101,400	18,000	8,536	127,936
Executive Vice President	2010	97,506	17,000	8,347	122,853
and Chief Financial Officer

(1)	Details of the amounts reported in the “All Other Compensation” column for 2011 are provided in the table below.

	September 30,		September 30,
	Mr. Seserko		Mr. Pepper
Employer contributions to 401(k) plan	$8,735		$6,036
Supplemental executive retirement plan benefit	6,800		2,500
Perquisites	13,914	(a)	—	(b)

(a)	Includes the value of Mr. Seserko’s use of a company-owned automobile and country club dues.

(b)	Did not exceed $10,000.

Employment Agreements

The Company and the Bank maintain employment agreements with Messrs. Seserko and Pepper. Under the agreements, the current base salaries for Messrs. Seserko and Pepper are $140,000 and $101,400, respectively. We may increase the amount of the base salaries under the agreements from time to time and will review the salaries of the executives not less than annually. We may also pay discretionary bonuses to each of the executives. In addition to cash compensation, the executives participate in all standard benefit plans and programs we sponsor for employees or other executive officers.

Under the agreements, if we terminate an executive’s employment for “just cause,” as that term is defined in the agreements, the executive will not receive any compensation for any period after his termination date. If we terminate an executive’s employment without just cause, we will continue to pay the executive the salary he would have earned for the greater of (1) the then remaining term of the employment agreement or (2) 12 months.

If we, or our successor, terminate an executive’s employment during the term of his employment agreement following a change in control or within a period of 24 months following a change in control, the executive will receive a severance benefit equal to 2.99 times the executive’s average taxable income for the five taxable years preceding the change in control. The executive will receive the benefit in 36 equal, monthly installments. We will also pay this benefit to the executive if he voluntarily terminates his employment during the term of his employment agreement following a change in control or within 12 months following the change in control if (1) he must relocate his residence or employment location by more than 35 miles, (2) he must report to a someone other than our board of directors, (3) we fail to maintain his base salary or benefits, (4) we assign him duties or responsibilities other than those normally associated with his position, (5) we diminish or reduce his responsibilities or authority or (6) in the case of Mr. Seserko, he is not re-elected to our board of directors.

If an executive dies while the agreement is in effect, we will provide the executive’s estate with the compensation due to the executive through the last day of the calendar month in which the executive dies. If an executive becomes disabled, we will continue to provide him with 100% of the compensation and benefits owed under the employment agreement for the lesser of (1) the remaining term of the agreement or (2) 12 months. If more than 12 months remain on the term of the employment agreement at the time the executive becomes disabled, we will also provide him with 65% of his compensation and benefits for the term of the agreement remaining after the 12-month period.

Deferred Compensation Plan

The Bank has entered into deferred compensation agreements with each of Messrs. Seserko and Pepper. Under the agreements, if an executive dies while employed with the Bank, we will pay his beneficiary a single lump sum benefit scheduled under the agreement (the “Death Benefit”). At their current ages, the agreements provide for a Death Benefit equal to $300,000 for Mr. Seserko and $130,000 for Mr. Pepper.

Under the agreements, if Messrs. Seserko and Pepper terminate employment after attaining age 65, we will pay them a retirement benefit equal to $500,000 and $300,000, respectively (the “Normal Retirement Benefit”). We will also pay the executives a reduced benefit if they terminate employment before attaining age 65, but after attaining age 60 (the “Early Retirement Benefit”). In the case of Mr. Seserko, the Early Retirement Benefit ranges from $400,000 to $480,000, depending on his age at the time of his termination of employment. In the case of Mr. Pepper, the Early Retirement Benefit ranges from $181,000 to $268,000, depending on his age at the time of his termination of employment. The executives would receive the Normal Retirement Benefit or the Early Retirement Benefit in ten equal annual installments.

Under the deferred compensation agreements, we will also pay the executives a benefit if we terminate their employment other than for “cause” (as defined in the agreements) or if they terminate employment due to a permanent disability (the “Other Termination Benefit”). At their current ages, we would pay Messrs. Seserko and Pepper an Other Termination Benefit equal to $168,000 and $63,000, respectively. The maximum Other Termination Benefit payable to Messrs. Seserko and Pepper equal $188,000 and $138,000, respectively, depending on their age at the time the benefit becomes payable. The executives would receive the Other Termination Benefits in ten equal annual installments.

Under the agreements, we also have the discretion to credit the executives’ Death Benefit, Normal Retirement Benefit, Early Retirement Benefit and/or Other Termination Benefit with additional amounts from time to time and we may make this determination based on the Bank’s or the executive’s performance.

Director Compensation

The following table provides information regarding the compensation received by individuals who served as non-employee directors of the Company and the Bank during the year ended September 30, 2011. The table excludes perquisites, which did not exceed $10,000 in the aggregate for any director.

	September 30,	September 30,		September 30,
Name	Fees Earned or Paid in Cash ($)	All Other Compensation		Total ($)
Mark B. Devlin	$22,375	$—		$22,375
Robert J. Malone	23,450	4,423	(1)	27,873
Paul M. Matvey	20,275	—		20,275
Dennis P. McManus	19,950	—		19,950
William F. Ryan	22,225	—		22,225

(1)	Represents health insurance benefit payments.

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on our board of directors during the year ending September 30, 2012.

September 30,
Annual retainer	$18,300
Additional annual retainer:
Chairman of the Board	1,500
Attendance fees:
Per Executive Committee meeting	425
Per Loan, Compensation and CRA Committee meeting	275
Per Audit Committee meeting	275
Per Audit Committee meeting (Committee Chairman)	425

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of December 27, 2011 about the persons, other than directors and executive officers, known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

	September 30,		September 30,
Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)

Stilwell Value Partners, L.P. Stilwell Partners, L.P. Stilwell Value LLC Joseph Stilwell 111 Broadway, 12th Floor New York, New York 10006	125,000	(2)	9.5%

Edward F. Seserko 3455 Forbes Avenue Pittsburgh, Pennsylvania 15213	69,175	(3)	5.3%

(1)	Based on 1,314,705 shares of the Company’s common stock outstanding and entitled to vote as of December 27, 2011.
(2)	Based on a Schedule 13D/A filed with the Securities and Exchange Commission on March 30, 2011.
(3)	Based on a Schedule 13D filed with the Securities and Exchange Commission on March 18, 2011.

Ownership of Management

The following table provides information about the shares of Company common stock that may be considered to be owned by each director or nominee for director of the Company, by the executive officers and by all directors, nominees for director and executive officers of the Company as a group as of December 27, 2011. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

	September 30,		September 30,
Name	Number of Shares Owned		Percent of Common Stock Outstanding (1)

Directors:
Mark B. Devlin	43,198	(2)	3.4%
Robert J. Malone	15,228		1.2
Paul M. Matvey	17,836		1.4
Dennis P. McManus	15,336		1.2
William F. Ryan	25,136		1.9
Edward F. Seserko	69,175	(3)	5.3

Executive Officers Who Are Not Directors:
Gary B. Pepper	61,474	(4)	4.7
All Directors and Executive Officers as a Group (7 persons)	249,383		19.0%

(1)	Based on 1,314,705 shares of the Company’s common stock outstanding and entitled to vote as of December 27, 2011.
(2)	Includes 22,000 shares held through an individual retirement account.
(3)	Includes 21,561 shares held through an individual retirement account and 19,078 shares held under the Eureka Bank Retirement Savings Plan.
(4)	Includes 28,797 shares held through an individual retirement account, 4,854 shares held as custodian for Mr. Pepper’s children and 13,394 shares held under the Eureka Bank Retirement Savings Plan.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Compensation

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although the Bank does not currently have such a program in place. All outstanding loans made by the Bank to its directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Pursuant to the Company’s audit committee charter, the audit committee will periodically review, no less frequently than quarterly, a summary of the Company’s transactions with directors and executive officers of the Company and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the board of directors that the transactions are fair, reasonable and within Company policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the board of directors will review all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loans must be approved in advance by a majority of the disinterested members of the board of directors. Additionally, pursuant to the Company’s Code of Ethics and Business Conduct, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of the Company. Such potential conflicts of interest include, but are not limited to, the following: (1) the Company conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with the Company.

Other Transactions. Since October 1, 2010, there have been no transactions and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Director Independence

Although the Company’s common stock is quoted on the Over-the-Counter Bulletin Board and is not listed on a national securities exchange, we firmly believe that sound management and oversight is in the best interests of the Company and its shareholders. Accordingly, all of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. Seserko, who is President and Chief Executive Officer of the Company and the Bank.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company by S.R. Snodgrass, A.C. for the fiscal year ended September 30, 2011 and ParenteBeard LLC for the fiscal year ended September 30, 2010. On June 1, 2011, the Company dismissed ParenteBeard LLC and engaged S.R. Snodgrass, A.C. as its independent registered public accounting firm.

	September 30,	September 30,
	2011	2010
Audit fees (1)	$17,517	$43,311
Audit related fees (2)	—	16,312
Tax fees (3)	2,015	13,300
All other fees	—	—

(1)

Includes fees for the audit of the consolidated financial statements and review of the interim financial information contained in the quarterly reports on Form 10-Q and other regulatory reporting. In addition, this category includes fees for services associated with SEC registration statements or other documents filed in connection with securities offerings including comfort letters, consents and assistance with the review of documents filed with the SEC.

(2)

Includes fees for attestation and related services traditionally performed by the auditor including attestation services not required by statute or regulation, consultations concerning financial accounting and reporting standards and due diligence related to mergers or acquisitions.

(3)

Includes fees for tax compliance services including preparation of original and amended federal and state income tax returns, preparation of personal property tax returns and tax payment and planning advice.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Company’s Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by the independent registered public accounting firm and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended September 30, 2011, all of the audit related fees, tax fees and all other fees set forth above were approved by the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description
3.1	Articles of Incorporation of Eureka Financial Corp. (1)
3.2	Bylaws of Eureka Financial Corp. (1)
4.1	Specimen Stock Certificate of Eureka Financial Corp. (1)
10.1	Employment Agreement between Eureka Financial Corp. and Edward F. Seserko, dated as of February 28, 2011** (2)
10.2	Employment Agreement between Eureka Financial Corp. and Gary B. Pepper, dated as of February 28, 2011** (2)
21.0	Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text. *

*	Furnished, not filed.
**	Management contract or compensatory plan, contract or arrangement
(1)

Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

(2)

Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, as filed with the Securities and Exchange Commission on May 17, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eureka Financial Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Eureka Financial Corp. and subsidiary (the “Company”) as of September 30, 2011, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of and for the year ended September 30, 2010, were audited by other auditors whose report, dated November 30, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eureka Financial Corp. and subsidiary as of September 30, 2011, and the results of its operations and it cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania

December 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Eureka Financial Corporation and Subsidiary

Oakland, Pennsylvania

We have audited the accompanying consolidated balance sheet of Eureka Financial Corporation and Subsidiary (the “Company”) as of September 30, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eureka Financial Corporation and Subsidiary as of September 30, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

November 30, 2010

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,	September 30,
	September 30,
	2011	2010
ASSETS
Cash and due from banks	$1,501,421	$886,456
Interest-bearing deposits in other institutions	9,846,340	10,763,745

Cash and cash equivalents	11,347,761	11,650,201
Investment securities held to maturity (fair value of $17,064,650 and $10,522,353, respectively)	16,966,542	10,482,550
Mortgage-backed securities available for sale, at fair value	25,592	38,595
Federal Home Loan Bank stock, at cost	648,400	796,400
Loans receivable, net of allowance for loan losses of $1,000,038 and $905,038, respectively	104,455,832	98,033,540
Premises and equipment, net	1,238,667	1,360,233
Deferred tax assets, net	1,533,287	2,018,594
Accrued interest and other assets	1,298,913	2,881,272

TOTAL ASSETS	$137,514,994	$127,261,385

LIABILITIES
Deposits:
Non-interest-bearing demand	$3,384,974	$3,417,157
Interest-bearing demand	111,399,324	107,626,407

Total deposits	114,784,298	111,043,564
Advances from borrowers for taxes and insurance	472,816	429,816
Federal Home Loan Bank advances	—	1,000,000
Accrued interest and other liabilities	793,154	658,681

TOTAL LIABILITIES	116,050,268	113,132,061

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 shares authorized	—	—
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,314,705 shares issued and outstanding at September 30, 2011; and $0.10 par value; 4,000,000 shares authorized; 1,377,810 shares issued; 1,261,231 shares outstanding at September 30, 2010	13,147	137,781
Paid-in capital	11,945,757	6,348,745
Retained earnings - substantially restricted	10,072,616	9,111,556
Accumulated other comprehensive income	1,336	97
Unearned ESOP shares	(568,130)	—
Treasury stock, 116,579 shares at cost at September 30, 2010	—	(1,468,855)

TOTAL STOCKHOLDERS’ EQUITY	21,464,726	14,129,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,514,994	$127,261,385

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	September 30,	September 30,
	Year Ended September 30,
	2011	2010
INTEREST INCOME
Loans	$6,117,506	$5,935,924
Investment securities and other interest-earning assets:
Taxable	561,563	212,206
Tax exempt	29,204	46,152
Mortgage-backed securities	2,139	3,214

Total interest income	6,710,412	6,197,496

INTEREST EXPENSE
Deposits	1,739,217	1,994,101
Federal Home Loan Bank advances	7,259	57,185

Total interest expense	1,746,476	2,051,286

NET INTEREST INCOME	4,963,936	4,146,210

Provision for loan losses	95,000	75,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,868,936	4,071,110

NONINTEREST INCOME
Service fees on deposit accounts	33,310	42,699
Loss on sale of available for sale securities	—	(289,378)
Other income	49,733	31,350

Total noninterest income	83,043	(215,329)

NONINTEREST EXPENSE
Salaries and employee benefits	1,720,081	1,456,856
Occupancy expense	347,978	349,489
Data processing	230,995	183,653
Professional fees	273,049	212,107
FDIC insurance premiums	108,256	116,096
Other expense	335,771	363,961

Total noninterest expense	3,016,130	2,682,162

Income before income taxes	1,935,849	1,173,619
Income tax provision	619,052	454,805

NET INCOME	$1,316,797	$718,814

EARNINGS PER SHARE
Basic	$1.05	$0.55
Diluted	1.05	0.55

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Accumulated
				Other			Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	ESOP Shares	Stock	Equity	Income (Loss)
Balance, September 30, 2009	$137,781	$6,351,129	$8,711,393	$84,477	$—	$(1,480,711)	$13,804,069

Net income			718,814				718,814	$718,814
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income tax of $18				38			38	38
Less reclassification adjustment for securities sold, net of deferred income tax of $(43,488)				(84,418)			(84,418)	(84,418)

Comprehensive income								$634,434

Dividends on common stock ($0.60 per share)			(318,651)				(318,651)
Reissuance of treasury stock (1,000 shares)		(2,384)				12,430	10,046
Transfer from terminated stock plan						(574)	(574)

Balance, September 30, 2010	$137,781	$6,348,745	$9,111,556	$97	$—	$(1,468,855)	$14,129,324

Net income			1,316,797				1,316,797	$1,316,797
Other comprehensive income:
Unrealized gain on available for sale securities, net of deferred income tax of $638				1,239			1,239	1,239

Comprehensive income								$1,318,036

Corporate reorganization:
Public shares converted (530,992 at $0.10 par to 551,070 at $0.01 par)	(47,589)	47,589					—
Retirement of treasury shares	(11,658)	(1,457,197)				1,468,855	—
Sale of shares (763,635 shares, including 61,090 shares to the ESOP), net of offering costs	7,636	6,656,713			(610,900)		6,053,449
Equity exchange of Eureka Bancorp, MHC	(73,023)	287,866					214,843
Cancellation of old restricted stock program		53,395					53,395
ESOP shares earned		8,646			42,770		51,416
Dividends on common stock $0.36 per share)			(355,737)				(355,737)

Balance, September 30, 2011	$13,147	$11,945,757	$10,072,616	$1,336	$(568,130)	$—	$21,464,726

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30,	September 30,
	Year Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,316,797	$718,814
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on sale of available for sale securities	—	289,378
Depreciation of premises and equipment	157,976	162,554
Provision for loan losses	95,000	75,100
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	3,520	9,099
Compensation expense for ESOP	51,416	—
Deferred tax expense	580,482	222,609
Increase in accrued interest receivable	(150,315)	(14,821)
Decrease (increase) in prepaid income taxes	1,262,721	(1,457,384)
Decrease (increase) in other assets	374,140	(691,316)
Increase in accrued interest payable	5,403	3,849
Increase (decrease) in other liabilities	116,688	(79,653)

Net cash provided by (used for) operating activities	3,813,828	(761,771)

INVESTING ACTIVITIES
Proceeds from sale of investment securities available for sale	—	165,638
Proceeds from maturities and redemptions of investment securities held to maturity	8,000,000	4,055,276
Purchases of investment securities held to maturity	(14,500,000)	(11,484,000)
Redemption of Federal Home Loan Bank stock	148,000	—
Net increase in loans	(6,504,847)	(3,628,651)
Net paydowns in mortgage-backed securities	14,924	19,986
Premises and equipment expenditures	(36,410)	(94,060)

Net cash used for investing activities	(12,878,333)	(10,965,811)

FINANCING ACTIVITIES
Net increase in deposits	3,740,734	19,269,617
Net increase (decrease) in advances from borrowers for taxes and insurance	43,000	(500)
Payment of long term Federal Home Loan Bank advances	(1,000,000)	(1,000,000)
Payment of dividends	(343,356)	(318,651)
Reissuance of treasury stock	—	10,046
Transfer from terminated stock plan	—	(574)
Proceeds from stock offering, net of expenses	6,053,449	—
Proceeds from equity exchange of Eureka Bancorp, MHC	214,843	—
Cancellation of old restricted stock program	53,395	—

Net cash provided by financing activities	8,762,065	17,959,938

(Decrease) increase in cash and cash equivalents	(302,440)	6,232,356

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	11,650,201	5,417,845

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,347,761	$11,650,201

SUPPLEMENTAL INFORMATION
Cash paid during the year for:
Interest on deposits and borrowings	$1,741,073	$2,047,437
Income taxes	—	388,500

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Eureka Financial Corp. and subsidiary (the “Company”) provides a variety of financial services to individuals and corporate customers through its main office and branch located in southwestern Pennsylvania. The Company’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases.

Nature of Operations and Basis of Presentation

Eureka Financial Corp. (the “Company”) is a Maryland chartered stock holding company established in 2011, whose wholly owned subsidiary is Eureka Bank (the “Bank”), a federally chartered stock savings bank located in Pittsburgh, Pennsylvania.

Eureka Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in the Oakland and Shaler sections of the Pittsburgh metropolitan area. The Bank attracts deposits from the general public and uses those funds to originate one-to-four family real estate, multi-family and commercial real estate, commercial loans and lines of credit, construction, and consumer loans and to purchase commercial leases. The Bank generally holds all its loans for investment. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, while the Company is subject to regulation and supervision by the Federal Reserve Board.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and with general practices within the banking industry. In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenue and expenses for the period. Actual results could differ significantly from those estimates.

Investment and Mortgage-Backed Securities

The Company’s policy is to classify all investment and mortgage-backed securities into one of three categories. Investment and mortgage-backed securities which management has positive intent and ability to hold until maturity are classified as held to maturity. Investment and mortgage-backed securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount which are realized using the straight-line method; however, the results are not materially different than what would result if the level yield method were used. Investment and mortgage-backed securities that are bought and held for the purpose of selling them in the near term are classified as trading securities and are reported at their fair market value, with unrealized holding gains and losses included in earnings. At this time, management has no intention of establishing a trading securities portfolio. All other securities are classified as available for sale securities and are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported net of income taxes in the other comprehensive income component of Consolidated Statement of Changes in Stockholders’ Equity until realized.

Interest and dividends on all investment and mortgage-backed securities are reported as interest income. Gains and losses realized on sales of all investment and mortgage-backed securities represent the differences between net proceeds and carrying values determined by the specific identification method.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment and Mortgage-Backed Securities (Continued)

Investment and mortgage-backed securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, and whether or not the Company intends to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value. A decline in value that is considered to be other than temporary is recorded as a loss within noninterest income in the Consolidated Statement of Income.

Loans

Loans are reported at their unpaid principal balance plus loan premiums less any undisbursed portion of loans, unamortized loan fees and costs, and allowance for loan losses. Loan origination fees and certain direct loan origination costs are deferred and amortized over the contractual lives of the related loans, as an adjustment of yield (interest income), using the level yield method. Premiums on loans are amortized over the contractual lives of the related loans, using the level yield method.

Recognition of interest by the accrual method is generally discontinued when interest or principal payments are over 90 days in arrears on a contractual basis, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on nonaccrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest. Interest on such loans is either applied against principal or recognized as income when payments are received. A loan is returned to accrual status when interest or principal payments are no longer more than 90 days in arrears on a contractual basis and factors indicating doubtful collectibility no longer exist.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans or portions thereof are charged off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Company, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume inherent in its loan activities, along with the general economic and real estate market conditions. The Company utilizes a two-tier approach: (1) identification of impaired loans and establishment of a specific allowance allocation on such loans and (2) establishment of general valuation allowances on the remainder of its loan portfolio.

The Company maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral, and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, size and composition of the loan portfolio, current economic conditions and management’s judgment. Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

Premises and Equipment

Land is carried at cost. Building and improvements, furniture, fixtures and equipment, vehicles, and leasehold improvements are carried at cost, less accumulated depreciation computed on the straight-line method over the following estimated useful lives:

September 30,
Years
Building and improvements	5 - 50
Furniture and equipment	3 - 10
Leasehold improvements	Shorter of useful lives or lease term
Vehicles	5

Costs for maintenance and repairs are expensed currently while costs of major additions or improvements are capitalized.

Restricted Investment in Bank Stock

As a member of the Federal Home Loan Bank (the “FHLB”) of Pittsburgh, the Company is required to maintain a minimum amount of FHLB stock. The investment is required by law according to a predetermined formula. This investment is carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock. Although the FHLB of Pittsburgh has not paid a dividend since their notification, they began repurchasing a limited amount of capital stock in 2011.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB.

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme global economic conditions. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of cost or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Income Taxes

The Company uses the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for cumulative differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company and its subsidiary file a consolidated federal income tax return.

The Company has entered into a tax allocation agreement with the Bank as a result of their status as members of an affiliated group under the Internal Revenue Code. The tax allocation agreement generally provides that the Company will file consolidated federal income tax returns with the Bank and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the payments by the Bank to the Company for tax liabilities attributable to the Bank and its subsidiaries.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $25,453 and $30,012 for the years ended September 30, 2011 and 2010, respectively.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by weighted-average shares outstanding. Diluted earnings per share are computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options.

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the years ended September 30:

	September 30,	September 30,
	September 30
	2011	2010

Weighted-average common shares outstanding	$1,316,301	$1,318,657
Average unearned ESOP shares	(60,196)	—

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	$1,256,105	$1,318,657

Net income	$1,316,797	$718,814

Basic and diluted earnings per share	$1.05	$0.55

All weighted-average shares and per share amounts included in the above tables are based on the number of shares after giving retroactive effects from the conversion and reorganization described in Note 15.

Off-Balance Sheet Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letter of credit. Such financial instruments are recorded when they are funded.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities, such as unrealized gains (losses) on securities available for sale, are reported as a separate component of the stockholders’ equity section of the Consolidated Balance Sheet. Such items, along with net income, are components of comprehensive income.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, all cash and amounts due from banks and interest-bearing deposits in other banks with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company has provided the necessary disclosures in Note 4.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The amendments in this update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80). The amendments in this update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

2. INVESTMENT SECURITIES

There were no investment securities available for sale at September 30, 2011 and 2010. During the fiscal year ended September 30, 2010, the Company sold its holdings of Fannie Mae and Freddie Mac equity securities for proceeds of $165,638. These securities were classified as available for sale. The Company recognized an impairment loss of $278,416 in the third quarter of 2010 and a loss of $10,962 from the sale of the securities in the fourth quarter of 2010.

Investment securities held to maturity consisted of the following at September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$497,672	$19,278	$—	$516,950
U.S. government agency securities	16,468,870	82,430	(3,600)	16,547,700

Total	$16,966,542	$101,708	$(3,600)	$17,064,650

2. INVESTMENT SECURITIES (Continued)

	September 30,	September 30,	September 30,	September 30,
	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$497,465	$—	$(25)	$497,440
U.S. government agency securities	9,985,085	51,803	(11,975)	10,024,913

Total	$10,482,550	$51,803	$(12,000)	$10,522,353

At September 30, 2011 and 2010, $1,500,000 and $1,750,000, respectively, of U.S. government agency securities were pledged as security for public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,
	Amortized	Fair
	Cost	Value
Due after five years through ten years	$750,000	$755,775
Due after ten years	16,216,542	16,308,875

Total	$16,966,542	$17,064,650

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
September 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government agency securities	$3,746,000	$(3,600)	$—	$—	$3,746,000	$(3,600)

2. INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Obligations of states and political subdivisions	$497,440	$(25)	$—	$—	$497,440	$(25)
U.S. government agency securities	2,989,575	(10,425)	498,450	(1,550)	3,488,025	(11,975)

Total	$3,487,015	$(10,450)	$498,450	$(1,550)	$3,985,465	$(12,000)

The Company reviews its position quarterly and has asserted that at September 30, 2011, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable-rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had five securities in an unrealized loss position at September 30, 2011, and six securities in an unrealized loss position at September 30, 2010. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

3. MORTGAGE-BACKED SECURITIES

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows at September 30:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$5,924	$438	$—	$6,362
Fannie Mae certificates	17,644	1,586	—	19,230

Total	$23,568	$2,024	$—	$25,592

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac certificates	$8,945	$109	$(30)	$9,024
Fannie Mae certificates	29,503	180	(112)	29,571

Total	$38,448	$289	$(142)	$38,595

3. MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and fair values of mortgage-backed securities at September 30, 2011, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	September 30,	September 30,
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	2,547	2,643
Due after five years through ten years	16,422	17,852
Due after ten years	4,599	5,097

Total	$23,568	$25,592

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2010
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Freddie Mac certificates	$—	$—	$5,219	$(30)	$5,219	$(30)
Fannie Mae certificates	—	—	20,147	(112)	20,147	(112)

Total	$—	$—	$25,366	$(142)	$25,366	$(142)

The Company reviews its position quarterly for other-than-temporary impairment. The Company has no securities in an unrealized loss position at September 30, 2011, and four securities in an unrealized loss position at September 30, 2010. The decline in fair value is due primarily to interest rate fluctuations and the current economic environment. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30 are summarized as follows:

	September 30,	September 30,
	2011	2010
One-to-four family real estate	$45,144,727	$41,341,759
Construction	2,267,540	1,392,781
Multi-family real estate	13,494,703	14,529,362
Commercial real estate	20,432,896	19,363,550
Home equity and second mortgages	1,259,440	1,586,407
Secured loans	338,213	579,092
Unsecured improvement loans	22,111	169,854
Commercial loans and leases	18,345,706	16,160,533
Commercial lines of credit	4,339,544	3,966,326

	105,644,880	99,089,664

Plus:
Unamortized loan premiums	17,334	26,493
Less:
Unamortized loan fees and costs, net	(206,344)	(177,579)
Allowance for loan losses	(1,000,038)	(905,038)

Net loans	$104,455,832	$98,033,540

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to-four family real estate loans; (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) unsecured improvement loans; (8) commercial leases; and (9) commercial lines of credit.

One- to four family real estate loans include residential first mortgage loans originated by the Company in the greater Pittsburgh metropolitan area. The Company currently originates fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80 percent, unless they fall into the first-time homebuyer program in the Company’s CRA Assessment Area, and then the maximum loan-to-value ratio can extend up to 95 percent. Due to the Company’s stringent underwriting, historical losses, and location of the majority of the portfolio, the Company’s risk on this segment of the portfolio is considered minimal.

Construction loans include dwelling and land loans where funds are being held by the Company until the construction has ended. Dwelling construction consists of new construction and upgrades to existing dwellings. The normal construction period is for a term of six months. Construction loans on land are originated for developments where the land is being prepared for future home building. On-site inspections are performed as per the draw schedule for all construction loans. The risk associated with the construction loans is considered low, since the Company makes only a small number of these loans at any given time and adheres to the draw schedule to ensure work is being completed in a timely and professional manner.

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Company than the one-to-four-family real estate loans and, therefore, are originated with a term of up to 20 years and a loan-to-value ratio of 75 percent. Different risk factors are taken into consideration when originating these loans, such as location, the strength of borrower, rent rolls, and total lending relationship with the borrower(s).

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Loan Portfolio Composition (Continued)

Commercial real estate loans consist of loans that are originated in which a commercial property is being used as collateral. These loans also produce a higher risk to the Company and have the same maximum terms and loan-to-value ratios as the multi-family loans. The risks associated with these loans are affected by economic conditions, location, strength of borrower, rent rolls, and potential resale value should foreclosure become necessary.

Home equity and second mortgages include loans as first or second liens to any applicant who maintains an owner-occupied or single-family dwelling. These loans also include home equity lines of credit. The maximum loan amount is $100,000. The first and second liens combined can not exceed 80 percent of the appraised value of the property. The risk to the Company depends on whether it holds the first and/or second lien. The Company relies heavily on the appraised value to ensure equity is available, as well as the strength of the borrower. These loans are not considered to be more than moderate risk.

Secured loans are made to applicants who maintain deposit accounts at the Company. The Company will originate these loans up to a term of five years or to maturity date whichever comes first. These loans pose no risk to the Company, since the loan amount will never exceed the collateral that is securing the loan.

Unsecured improvement loans consist of loans that have no or very little useful collateral and therefore pose a greater risk to the Company. These loans generally have a higher interest rate assigned to them and a maximum term of up to five years. Well-documented underwriting is in place to ensure that the borrower has the ability to repay the debt. While the Company does not originate a significant amount of these types of loans, they are considered to be moderate to high risk due to the unsecured nature of the loan.

Commercial leases consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Company has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically falls in the two- to seven-year range, which gives the Company a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans do have a higher risk assigned to them. However, the Company’s historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.

Commercial lines of credit consist of lines where no residential property is used as collateral. These loans are made to individuals as well as companies and are collateralized by commercial property, equipment, or receivables. The loan amount is determined by the borrower’s financial strength as well as the collateral. The lines are based on the collateral and the ability of the borrower(s) to repay the debt. The lines are closely monitored and limits adjusted accordingly based on updated tax returns and/or other changes to the financial wellbeing of the borrower(s). Subsequently, risk is controlled but considered moderate based on the collateral and nature of the loan.

Credit Quality

The following table represents credit exposure by internally assigned grades for year ended September 30, 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit-risk grading system is based on experiences with similarly graded loans.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Rating 1 – Pass

Rating 1 has asset risks ranging from excellent low risk to acceptable. This rating considers customer history of earnings, cash flow, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of the customer relationship, and other relevant specific business factors, such as the stability of the industry or market area, changes to management, litigation, or unexpected events that could have an impact on risks.

Rating 2 – Special Mention

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

Rating 3 – Substandard

Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as Substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength, or income statement losses. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.

Rating 4 – Doubtful

Doubtful assets have many of the same characteristics of Substandard assets, with the exception that the Company has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur. When a loan is assigned to this category, the Company will identify the probable loss and it will receive allocation in the loan loss reserve analysis. These relationships will be reviewed at least quarterly.

Rating 5 – Loss

Once an asset is identified as a definite loss to the Company, it will receive the classification of “Loss.” There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectible.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators as of September 30, 2011, were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Special
	Pass	Mention	Substandard	Doubtful	Total

Non-owner-occupied one-to- four-family real estate	$23,864,783	$226,285	$—	$—	$24,091,068
Construction	2,267,540	—	—	—	2,267,540
Multi-family	13,494,703	—	—	—	13,494,703
Commercial real estate	20,432,896	—	—	—	20,432,896
Commercial leases	17,975,209	—	370,497	—	18,345,706
Commercial lines of credit	3,915,627	423,917	—	—	4,339,544

	$81,950,758	$650,202	$370,497	$—	$82,971,457

The following tables present performing and nonperforming residential real estate and consumer loans based on payment activity for the year ended September 30, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

	September 30,	September 30,	September 30,
	Nonperforming	Performing
	Loans	Loans	Total
Owner occupied one-to-four- family real estate	$22,459	$21,031,200	$21,053,659
Home equity and second mortgages	—	1,259,440	1,259,440
Secured loans	—	338,213	338,213
Unsecured improvement loans	—	22,111	22,111

	$22,459	$22,650,964	$22,673,423

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. There were no impaired loans as of September 30, 2011 and 2010.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	30-59 Days	60-89 Days	Greater than 90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One- to-four-family real estate	$221,153	$—	$22,459	$243,612	$44,901,115	$45,144,727	$22,459
Construction	—	—	—	—	2,267,540	2,267,540	—
Multi-family	—	—	—	—	13,494,703	13,494,703	—
Commercial real estate	—	—	—	—	20,432,896	20,432,896	—
Home equity and second mortgages	—	—	—	—	1,259,440	1,259,440	—
Secured loans	—	—	—	—	338,213	338,213	—
Unsecured improvement loans	—	—	—	—	22,111	22,111	—
Commercial leases and loans	177,541	—	—	177,541	18,168,165	18,345,706	—
Commercial lines of credit	—	—	—	—	4,339,544	4,339,544	—

	$398,694	$—	$22,459	$421,153	$105,223,727	$105,644,880	$22,459

The Company primarily grants loans to customers throughout southwestern Pennsylvania. The Company maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependant on any particular economic business sector. Loans on nonaccrual at September 30, 2011 and September 30, 2010, were approximately $22,000 and $58,000, respectively. The foregone interest on nonaccrual loans was approximately $1,000 and $4,000 for years ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and 2010, there were no loans that were 90 days or more delinquent and still accruing interest.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details the allowance for loan losses and loan receivable balances at September 30, 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan and lease portfolio. The ALLL is based on management’s continuing evaluation of the risk classifications and credit quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. Management reviews the loan and lease portfolio on a quarterly basis using a defined, consistently applied process to make appropriate and timely adjustments to the ALLL.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	One-to-four-family real estate	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Unsecured improvement loans	Commercial leases	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning Balance	$135,785	$8,941	$108,970	$292,645	$16,515	$—	$—	$285,630	$45,368	$11,184	$905,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	172,243	(6,326)	12,482	(7,762)	(9,466)	—	—	(68,736)	(45,368)	47,933	95,000

Ending balance	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluted for impairment	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038

Loans Receivable:
Ending balance	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544	$—	$105,644,880

Ending balance: individually evaluted for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544	$—	$105,644,880

Changes in the allowance for loan losses were as follows for the year ended September 30, 2010:

September 30,
2010

Balance, beginning of year	$831,987
Provisions charged to operations	75,100
Recoveries	—
Less loans charged off	2,049

Balance, end of year	$905,038

5. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at September 30 are summarized as follows:

	September 30,	September 30,
	2011	2010

Land, building, and improvements	$2,196,204	$2,179,364
Furniture, fixtures, and equipment	937,683	918,113
Vehicle	41,280	41,280

Total premises and equipment	3,175,167	3,138,757
Less accumulated depreciation	(1,936,500)	(1,778,524)

Total	$1,238,667	$1,360,233

Depreciation charged to operations was $157,976 in 2011 and $162,554 in 2010.

The Company leased a branch, located in Shaler, Pennsylvania, under a long-term lease which qualifies as an operating lease. In addition to the fixed rental payments, the lease requires the Company to pay for operating expenses, including real estate taxes, insurance premiums, utilities, and maintenance. The lease has an initial term of 10 years with a renewal option of an additional 10 years. The Company also has a lease on a time and temperature sign located at the main office building. The lease expires in 2014. The following is a schedule by year for the future minimum lease payments under the existing operating and sign lease with initial or remaining terms in excess of one year:

September 30,
2012	$62,752
2013	64,949
2014	64,243
2015	58,621
2016	57,528
2017 and thereafter	62,322

$370,415

Rent expense was $60,565 for each of the years ended September 30, 2011 and 2010.

6. BORROWINGS

The Company had a $1,000,000 long-term advance from the FHLB at September 30, 2010. The advance was secured by a blanket security agreement on the Company’s outstanding residential mortgage loans and other real estate-related collateral.

In addition, the Company maintains a $15,000,000 line of credit with the FHLB for the short-term use in funding loan and lease obligations, should the need for short-term borrowing occur. There were no borrowings outstanding on this line of credit at September 30, 2011 and 2010.

At September 30, 2011, the Company’s maximum borrowing capacity with the FHLB was approximately $43,000,000.

7. DEPOSITS

The composition of deposits is as follows:

	September 30,	September 30,
	2011	2010

Demand deposits	$3,384,974	$3,417,157
Regular passbook savings and Christmas Club	18,844,902	18,565,082
NOW and money market savings	23,338,993	23,062,163
Certificate accounts and CDARS	59,764,372	56,731,685
Individual retirement accounts	9,451,057	9,267,477

Total	$114,784,298	$111,043,564

Time deposit accounts include certificates of deposit, CDARS brokered deposits, and individual retirement accounts. Time deposit accounts maturing in years ended September 30, as of September 30, 2011, are summarized as follows:

September 30,
2012	$39,239,738
2013	13,038,044
2014	9,182,798
2015	3,969,570
2016	1,597,464
2017 and thereafter	2,187,815

$69,215,429

The Company held related-party deposits of approximately $1,161,389 and $877,000 as of September 30, 2011 and 2010, respectively.

At September 30, 2011 and 2010, time deposit accounts of $100,000 or more amounted to $27,262,403 and $28,089,342, respectively. Deposits in excess of $250,000 as of September 30, 2011, are not insured by the Federal Deposit Insurance Corp. As of September 30, 2011, the public funds held by the Company were secured by a pledge of government agency debentures. The Company had $1,631,302 in CDARS brokered deposits at September 30, 2011.

7. DEPOSITS (Continued)

Interest expense on deposit accounts during the years ended September 30 consists of:

	September 30,	September 30,
	2011	2010

Regular passbook savings and Christmas Club	$76,989	$115,987
NOW and money market savings	148,177	190,514
Certificate accounts and CDARS	1,205,140	1,366,356
Individual retirement accounts	308,911	321,244

Total	$1,739,217	$1,994,101

8. INCOME TAXES

The provision for federal income taxes consists of:

	September 30,	September 30,
	2011	2010

Federal currently payable	$41,070	$159,633
State currently (receivable) payable	(2,500)	72,563
Deferred tax expense	580,482	222,609

Total income tax provision	$619,052	$454,805

Included in deferred income tax expense in the above table are $(313,216) and $(20,523) related to changes in the valuation allowance on deferred tax assets in 2011 and 2010, respectively.

For the fiscal period ended September 30, 2010, $35,656 in interest and $4,948 in penalties were paid and were recorded as a component of noninterest expense. Federal income tax years 2010 and 2011 are open for examination as of September 30, 2011. State income tax years 2009, 2010, and 2011 are open for examination as of September 30, 2011.

Reconciliation between the expected and actual tax provision for the years ended September 30:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
		%		%
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$658,189	34.00%	$399,030	34.00%
Effect of tax-free income	(32,252)	(1.67)	(34,846)	(2.97)
State income tax, net of federal tax benefit	(1,650)	(0.09)	57,539	4.90
Other	(5,235)	(0.26)	33,082	2.82

Income tax expense and and effective rate	$619,052	31.98%	$454,805	38.75%

8.	INCOME TAXES (Continued)

The deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets are as follows at September 30:

	September 30,	September 30,
	2011	2010
Deferred tax assets
Net operating loss	$934,917	$1,865,191
Provision for loan losses	244,998	262,112
Depreciation	92,426	45,599
Deferred loan fees	70,157	60,377
Other	191,477	194,394

Gross deferred tax assets	1,533,975	2,427,673
Deferred tax valuation allowance	—	(313,216)

Deferred tax assets	1,533,975	2,114,457

Deferred tax liabilities:
Dividend income return of capital	—	95,813
Unrealized gain on available-for-sale securities	688	50

Deferred tax liabilities	688	95,863

Net deferred tax assets	$1,533,287	$2,018,594

The Company establishes a valuation allowance when it is more likely than not that the Company will not be able to realize the deferred tax assets for federal income tax purposes. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future federal taxable income during the periods in which they become deductible. Based on projections for future federal taxable income, management expects to fully realize the benefits of those deductible differences; therefore, as of September 30, 2011, the Company did not record a valuation allowance against deferred tax assets related to federal regulations. As of September 30, 2011, the Company had a net operating loss carryforward of $2,749,756 which related to federal regulations that can be carried forward 20 years to 2030.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $1,000,000 of the balance in retained earnings at September 30, 2011, represent base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

9. EMPLOYEE BENEFITS

Pension Plan

The Company is a participant in the Financial Institutions Retirement Fund (“FIRF”). FIRF is a multi-employer defined benefit retirement program, which has as its participating employers thrift institutions such as the Company. The Plan covers substantially all employees. FIRF utilizes a common trust fund wherein separate valuations are not made for each participating employer, nor are assets, liabilities, or costs segregated by employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributed to the Company are not reported, and are not required to be reported.

For the years ended September 30, 2011 and 2010, pension contributions charged to expense amounted to $261,000 and $186,000, respectively.

Retirement Savings Plan

The Company has established the Eureka Bank (formerly Eureka Federal) Retirement Savings Plan which covers substantially all employees. The plan is a tax-qualified Defined Contribution Plan that permits participants to contribute up to 10 percent of their salary to the plan. Additionally, during the years ended September 30, 2011 and 2010, the Company provided matching contributions of 100 percent of the first 6 percent contributed by each employee.

For the years ended September 30, 2011 and 2010, contributions charged to expense were approximately $45,000 and $47,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion in 2011, the Company created an ESOP for the benefit of employees who meet the eligibility requirements. The ESOP trust acquired 61,090 shares of the Company’s stock from proceeds from a loan with the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.25 percent and requires an annual payment of principal and interest of $72,173 through February of 2021. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. Accordingly, the shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $51,416 for the year ended September 30, 2011.

The following table presents the components of the ESOP shares:

September 30,
2011
Allocated shares	$—
Unreleased shares	61,090

Total ESOP shares	61,090

Fair value of unreleased shares	$739,189

10. DEFERRED COMPENSATION ARRANGEMENTS

The Company has a non-qualified deferred compensation arrangement with participating members of management under which future defined benefits are funded principally by individual life insurance policies. The cash surrender value of the individual life insurance policies at September 30, 2011 and 2010, was approximately $173,000 and $170,000 and is included with other assets in the Consolidated Balance Sheet. An actuarially determined charge, which is included in other operating expense, is made each year based on the future benefits to be paid under the plan. The amount accrued during the years ended September 30, 2011 and 2010, was approximately $29,000 and $27,000, respectively. The aggregate liability for the deferred compensation arrangement at September 30, 2011 and 2010, was approximately $262,000 and $233,000, respectively, and is included with “other liabilities” in the Consolidated Balance Sheet.

11. COMMITMENTS

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheet.

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

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at September 30, 2011 and 2010, was approximately $9,961,000 and $9,071,000, respectively, with rates of interest ranging from 2.75 percent to 7.00 percent and 2.25 percent to 6.75 percent, respectively. Fixed rate loan commitments at September 30, 2011 and 2010, were approximately $3,167,000 and $3,847,000, respectively, with fixed rates of interest ranging from 4.00 percent to 7.00 percent and 4.75 percent to 6.75 percent, respectively.

12. FAIR VALUE DISCLOSURE MEASUREMENTS

Management uses its best judgment in determining the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The fair value amounts have been measured as of their respective year-ends and have not been reevaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The Company follows a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level III measurements). The three levels of the fair value hierarchy as follows:

Level I:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level II:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level III:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

12.	FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and 2010, are as follows:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$25,592	$—	$25,592

	September 30,	September 30,	September 30,	September 30,
	September 30, 2010
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$38,595	$—	$38,595

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at September 30, 2011 and 2010:

The fair value of the Company’s financial instruments are as follows at September 30:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$11,347,761	$11,347,761	$11,650,201	$11,650,201
Investment securities held to maturity	16,966,542	17,064,650	10,482,550	10,522,353
Mortgage-backed securities available for sale	25,592	25,592	38,595	38,595
Federal Home Loan Bank stock	648,400	648,400	796,400	796,400
Loans receivable, net	104,455,832	109,811,000	98,033,540	102,239,000
Accrued interest receivable	613,815	613,815	463,500	463,500

Financial liabilities:
Deposits	$114,748,298	$116,019,000	$111,043,564	$112,630,000
Advances from borrowers for taxes and insurance	472,816	472,816	429,816	429,816
Federal Home Loan Bank advances	—	—	1,000,000	1,013,000
Accrued interest payable	157,703	157,703	152,300	152,300

12.	FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level I), or matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquid and/or non-transferability, and such adjustments are generally based on available market evidence (Level III). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on Level III investments.

Federal Home Loan Bank Stock (“FHLB”)

The carrying value of the FHLB stock is a reasonable estimate of fair value due to restrictions on the securities.

Loans Receivable

The fair values for one-to-four-family residential loans are estimated using discounted cash flow analysis using fields from similar products in the secondary markets. The carrying amount of construction loans approximated its fair value given their short-term nature. The fair values of consumer and commercial loans are estimated using discounted cash flow analysis, using interest rates reported in various government releases and the Company’s own product pricing schedule for loans with terms similar to the Company’s. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on a national survey of similar loans.

Accrued Interest Receivable

The carrying amount is a reasonable estimate of fair value.

Deposit Liabilities

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies a comparable FHLB advance rate to the aggregated weighted-average maturity on time deposits.

Advances from Borrowers for Taxes and Insurance

The fair value of advances from borrowers for taxes and insurance is the amount payable on demand at the reporting date.

Federal Home Loan Bank Advances

The fair value of FHLB advances was determined using the FHLB pricing tables as of September 30, 2011 and 2010.

Accrued Interest Payable

The carrying amount is a reasonable estimate of fair value.

13. CONCENTRATIONS OF CREDIT

The Company primarily grants loans to customers in southwestern Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector. All of the Company’s investments in municipal securities are obligations of state or political subdivisions located within Pennsylvania. As a whole, the Company’s loan and investment portfolios could be affected by the general economic conditions of Pennsylvania. In addition, as of September 30, 2011 and 2010, a significant portion of the Company’s “due from banks” was maintained with large financial institutions located in southwestern Pennsylvania. The Company maintains cash balances with financial institutions that exceed the $250,000 amount that is insured by the FDIC as of September 30, 2011 and 2010. Amounts in excess of insured limits, per the institution’s records, were approximately $10,453,000 and $10,751,000 at September 30, 2011 and 2010, respectively. Of those amounts, approximately $364,000 and $102,000 were on deposit at the FHLB at September 30, 2011 and 2010.

14. CAPITAL REQUIREMENTS

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

The Cleveland Federal Reserve Bank requires the Bank to maintain certain average clearing balances. As of September 30, 2011 and 2010, the Bank had a required clearing balance of $25,000.

The Company may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account or the regulatory capital requirements imposed by federal and state regulations.

14. CAPITAL REQUIREMENTS (Continued)

The most recent notification from the Office of Thrift Supervision (“OTS”), the predecessor of the Office of the Comptroller of the Currency, categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)
Total Capital
(to Risk-Weighted Assets)

Actual	$19,121	22.51%	$13,644	16.39%
For Capital Adequacy Purposes	6,795	8.00	6,662	8.00
To Be Well Capitalized	8,493	10.00	8,327	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$18,106	21.32%	$12,739	15.30%
For Capital Adequacy Purposes	3,397	4.00	3,331	4.00
To Be Well Capitalized	5,096	6.00	4,996	6.00

Tier I Capital
(to Average Assets)

Actual	$18,106	13.26%	$12,739	10.10%
For Capital Adequacy Purposes	5,461	4.00	5,048	4.00
To Be Well Capitalized	6,827	5.00	6,309	5.00

Risk-based capital at September 30, 2011 and 2010, includes supplementary capital of $1,000,000 and $905,000, respectively, representing the general valuation portion of the allowance for loan losses and unrealized loss on available for sale securities.

The following is a reconciliation of Eureka Bank’s financial statement equity to regulatory capital as of September 30.

	September 30,	September 30,
	2011	2010
	(in thousands)
Total equity	$19,121	$13,841
Unrealized gains on securities available for sale	(1)	—
Deferred tax assets—disallowed portion	(1,014)	(1,102)

Tier I capital	18,106	12,739
Allowable allowances for loan and lease losses	1,000	905

Total	$19,106	$13,644

15. CONVERSION AND REORGANIZATION

On September 20, 2010, the Company, the Bank and Eureka Bancorp, MHC, the mutual holding company parent of the Company (“MHC”) adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (1) the MHC merged with and into the Company, with the Company being the surviving entity (the “MHC Merger”); (2) the Company merged with and into a newly formed Maryland corporation named Eureka Financial Corp. (the “Holding Company”); (3) the shares of common stock of the Company held by persons other than the MHC (whose shares were canceled) were converted into shares of common stock of new Eureka Financial Corp. pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; (4) the Bank issued all of its capital stock to new Eureka Financial Corp.; and (5) new Eureka Financial Corp. offered and sold shares of the common stock.

The Bank completed its conversion from the mutual holding company form of organization to the stock holding company form on February 28, 2011. As a result of the conversion, Eureka Financial Corp., a newly formed Maryland corporation, became the holding company for Eureka Bank and Eureka Bancorp, MHC and the former Eureka Financial Corp., a federally chartered stock holding company, ceased to exist. As part of the conversion, all outstanding shares of the former Eureka Financial Corp. common stock (other than those owned by Eureka Bancorp, MHC) were converted into the right to receive 1.0457 of a share of the newly formed Eureka Financial Corp. common stock resulting in the issuance of 551,070 shares of common stock. In addition, a total of 763,635 shares of common stock were sold at $10.00 per share. The completion of the Company’s public offering raised $6.1 million in proceeds, net of $972,000 in offering expenses and a $610,900 loan related to the Bank’s employee stock ownership plan.

16. PARENT COMPANY

Following are condensed financial statements for the Company.

CONDENSED BALANCE SHEET

	September 30,	September 30,
	September 30,
	2011	2010
ASSETS
Cash and due from banks	$1,674,568	$288,109
Investment in subsidiary bank	19,120,672	13,841,215
ESOP loan	610,900	—
Other assets	64,808	—

TOTAL ASSETS	$21,470,948	$14,129,324

LIABILITIES
Accrued expenses	$6,222	$—

TOTAL LIABILITIES	6,222	—

STOCKHOLDERS’ EQUITY	21,464,726	14,129,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,470,948	$14,129,324

16. PARENT COMPANY (Continued)

CONDENSED STATEMENT OF INCOME

	September 30,	September 30,
	Year Ended September 30,
	2011	2010
INCOME
Interest income	$18,300	$2,934

Total income	18,300	2,934

EXPENSES
Other expense	6,222	—

Total expense	6,222	—

Income before equity in undistributed net income of subsidiaries	12,078	2,934

Equity in undistributed net income of subsidiaries	1,304,719	715,880

NET INCOME	$1,316,797	$718,814

16. PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	September 30,	September 30,
	Year Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$1,316,797	$718,814
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income	(1,304,719)	(715,880)
Other	(19,551)	(52,800)

Net cash provided by operating activities	(7,473)	(49,866)

INVESTING ACTIVITIES
Contribution of capital to subsidiary	(3,973,499)	—
Increase in loan due from subsidiary	(610,090)	—

Net cash (used for) investing activities	(4,584,399)	—

FINANCING ACTIVITIES
Payment of dividends	(343,356)	(318,651)
Reissuance of treasury stock	—	10,046
Transfer from terminated stock plan	—	(574)
Proceeds from stock offering, net of expenses	6,053,449	—
Proceeds from equity exchange of Eureka Bancorp, MHC	214,843	—
Cancellation of old restricted stock program	53,395	—

Net cash provided by (used for) financing activities	5,978,331	(309,179)

Increase (decrease) in cash	1,386,459	(359,045)

CASH AT BEGINNING OF YEAR	288,109	647,154

CASH AT END OF YEAR	$1,674,568	$288,109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA FINANCIAL CORP.

Date: December 29, 2011	By:	/s/ Edward F. Seserko
Edward F. Seserko
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward F. Seserko	President, Chief Executive Officer and Director	December 29, 2011
Edward F. Seserko	(principal executive officer)

/s/ Gary B. Pepper	Executive Vice President and Chief Financial Officer	December 29, 2011
Gary B. Pepper	(principal accounting and financial officer)

/s/ Mark B. Devlin	Director	December 29, 2011
Mark B. Devlin

/s/ Robert J. Malone	Director	December 29, 2011
Robert J. Malone

/s/ Paul M. Matvey	Director	December 29, 2011
Paul M. Matvey

/s/ Dennis P. McManus	Director	December 29, 2011
Dennis P. McManus

/s/ William F. Ryan	Director	December 29, 2011
William F. Ryan