Form 10-Q
period 2011-12-31
Eureka Financial Corp.
filed 2012-02-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 10, 2012, there were 1,314,705 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Assets:
Cash and due from banks	$1,697,768	$1,501,421
Interest-bearing deposits in other banks	6,235,122	9,846,340

Cash and cash equivalents	7,932,890	11,347,761
Investment securities held to maturity (fair value of $17,959,534 and $17,064,650, respectively)	17,911,561	16,966,542
Mortgage-backed securities available for sale, at fair value	18,472	25,592
Federal Home Loan Bank stock, at cost	615,900	648,400
Loans receivable, net of allowance for loan losses of $1,020,038 and $1,000,038, respectively	106,811,380	104,455,832
Premises and equipment, net	1,256,350	1,238,667
Deferred tax asset, net	1,377,220	1,533,287
Accrued interest receivable and other assets	1,314,000	1,298,913

Total Assets	$137,237,773	$137,514,994

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$3,103,834	$3,384,974
Interest bearing	110,646,613	111,399,324

Total deposits	113,750,447	114,784,298
Advances from borrowers for taxes and insurance	758,403	472,816
Accrued interest payable and other liabilities	945,556	793,154

Total Liabilities	115,454,406	116,050,268

Stockholders’ Equity:

Common stock, $0.01 par value; 10,000,000 shares authorized; 1,314,705 shares issued and outstanding at December 31, 2011 and September 30, 2011	13,147	13,147
Paid-in capital	11,950,125	11,945,757
Retained earnings — substantially restricted	10,368,832	10,072,616
Accumulated other comprehensive income	1,063	1,336
Unearned ESOP shares	(549,800)	(568,130)

Total Stockholders’ Equity	21,783,367	21,464,726

Total Liabilities and Stockholders’ Equity	$137,237,773	$137,514,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Interest Income
Loans, including fees	$1,552,209	$1,499,175
Investment securities and other interest-earning assets:
Taxable	163,893	101,105
Tax exempt	10,318	7,302
Mortgage-backed securities	470	669

Total Interest Income	1,726,890	1,608,251

Interest Expense
Deposits	343,155	478,850
FHLB advances	—	7,259

Total Interest Expense	343,155	486,109

Net Interest Income	1,383,735	1,122,142

Provision for Loan Losses	20,000	17,400

Net Interest Income after Provision for Loan Losses	1,363,735	1,104,742

Non-Interest Income
Service fees on deposit accounts	8,801	8,462
Other income	11,581	10,172

Total Non-Interest Income	20,382	18,634

Non-Interest Expenses
Salaries and benefits	435,324	405,495
Occupancy	89,197	90,381
Data processing	46,001	46,545
Professional fees	63,143	52,708
FDIC insurance premiums	13,473	37,353
Other	107,933	77,634

Total Non-Interest Expenses	755,071	711,416

Income before Income Tax Provision	629,046	411,960

Income Tax Provision	240,800	169,555

Net Income	$388,246	$242,405

Earnings Per Share — Basic and Diluted	$0.31	$0.19

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2011

(unaudited)

	000000	000000	000000	000000	000000	000000
	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Total

Balance at September 30, 2011	$13,147	$11,945,757	$10,072,616	$1,336	$(568,130)	$21,464,726

Comprehensive Income:						388,246
Net income	—	—	388,246	—	—
Other comprehensive income:
Change in net unrealized gain on available for sale securities, net of tax benefit of $140	—	—	—	(273)	—	(273)

Total Comprehensive Income	—	—	—	—	—	—

ESOP shares earned	—	4,368	—	—	18,330	22,698

Dividends on common stock ($0.07 per share)	—	—	(92,030)	—	—	(92,030)

Balance December 31, 2011	$13,147	$11,950,125	$10,368,832	$1,063	$(549,800)	$21,783,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010

Cash Flows from Operating Activities
Net income	$388,246	$242,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,987	41,793
Provision for loan losses	20,000	17,400
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	4,080	4,734
Compensation expense for ESOP	22,698	—
Deferred tax expense	156,207	156,065
(Decrease) increase in accrued interest receivable	78,926	(35,775)
Decrease in other assets	(94,013)	(101,476)
Decrease in accrued interest payable	(30,041)	(17,221)
Increase in other liabilities	182,443	97,440

Net Cash Provided by Operating Activities	769,533	405,365
Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	5,505,000	1,250,000
Purchase of investment securities held to maturity	(6,450,000)	(5,500,000)
Redemption of FHLB stock	32,500	39,900
Net loans made to customers	(1,412,072)	(1,065,195)
Net (increase) decrease in commercial leases	(967,661)	135,181
Net paydowns in mortgage-backed securities	6,793	5,252
Premises and equipment expenditures	(58,671)	(4,500)

Net Cash Used in Investing Activities	(3,344,110)	(5,139,362)
Cash Flows from Financing Activities
Net (decrease) increase in deposit accounts	(1,033,851)	4,175,787
Net increase in advances from borrowers for taxes and insurance	285,587	253,944
Payment of long term FHLB advances	—	(1,000,000)
Payment of dividends	(92,030)	(79,649)

Net Cash (Used In) Provided by Financing Activities	(840,293)	3,350,082

Net Decrease In Cash and Cash Equivalents	(3,414,871)	(1,383,915)
Cash and Cash Equivalents — Beginning	11,347,761	11,650,201

Cash and Cash Equivalents — Ending	$7,932,890	$10,266,286
Supplementary Cash Flows Information
Interest paid	$354,362	$503,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations and Significant Accounting Policies

Eureka Financial Corp., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Eureka Bank (the “Bank”), provide a variety of financial services to individuals and corporate customers through its main office and branch located in Southwestern Pennsylvania. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts and certificates of deposits. Its primary lending products are one- to four-family residential real estate loans, multi-family and commercial real estate loans, and commercial leases.

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect Eureka Financial Corp.’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with the instructions to the SEC’s Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended September 30, 2011, as contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2011.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the value of deferred tax assets and the valuation of other-than-temporary impairment of investment securities. The results of operations for the interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the three months ended December 31, 2011 and 2010. The share totals listed below reflect the conversion ratio of 1.0457 implemented in connection with the Bank’s second step conversion.

	September 30,	September 30,	September 30,
	Three Months Ended December 31, 2011
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share	$388,246	1,259,704	$0.31
Effect of dilutive securities	—	—	—

Diluted earnings per share	$388,246	1,259,704	$0.31

	September 30,	September 30,	September 30,
	Three Months Ended December 31, 2010
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share	$242,405	1,261,231	$0.19
Effect of dilutive securities	—	—	—

Diluted earnings per share	$242,405	1,261,231	$0.19

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

Note 3 — Investment Securities

Investment securities held to maturity consisted of the following at December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Unaudited)
Obligations of states and political subdivisions	$492,724	$37,570	$—	$530,294
Government agency debentures	17,418,837	18,890	(8,488)	17,429,240

	$17,911,561	$56,460	$(8,488)	$17,959,534

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Unaudited)
Obligations of states and political subdivisions	$497,672	$19,278	$—	$516,950
Government agency debentures	16,468,870	82,430	(3,600)	16,547,700

	$16,966,542	$101,708	$(3,600)	$17,064,650

At December 31, 2011 and September 30, 2011, $1.5 million of government agencies were pledged as security for public monies held by the Company.

The amortized cost and fair value of securities held to maturity at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Fair Value

Due after five years through ten years	$750,000	$750,825
Due after ten years	17,161,561	17,208,709

	$17,911,561	$17,959,534

Temporarily impaired investments consisted of the following at December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government agency debentures	$4,989,200	$(8,488)	$—	$—	$4,989,200	$(8,488)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government agency debentures	$3,746,400	$(3,600)	$—	$—	$3,746,400	$(3,600)

Investments are reviewed for decline in value on a quarterly basis. All investments are interest rate sensitive. These investments earned interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had seven securities in an unrealized loss position at December 31, 2011 and had five securities in an unrealized loss position at September 30, 2011. The decline in fair value is due primarily to interest rate fluctuations and the current economic environment. The Company’s current intention is to not sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis. Unrealized losses at December 31, 2011 relate to government agency debentures.

Accrued interest relating to investments was approximately $130,803 and $207,299 as of December 31, 2011 and September 30, 2011, respectively.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Freddie Mac certificates	$1,824	$200	$—	$2,024
Fannie Mae certificates	15,037	1,411	—	16,448

	$16,861	$1,611	$—	$18,472

The amortized cost and fair values of mortgage-backed securities at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	September 30,	September 30,
	December 31, 2011
	Amortized Cost	Fair Value

Due after one year through five years	$1,237	$1,357
Due after five years through ten years	11,094	12,103
Due after ten years	4,530	5,012

	$16,861	$18,472

The Company had no securities in an unrealized loss position at December 31, 2011 or September 30, 2011.

Note 5 — Loans

Major classifications of loans are as follows at December 31, 2011 and September 30, 2011:

	September 30,	September 30,
	December 31,	September 30,
	2011	2011

One- to four-family real estate	$45,312,957	$45,144,727
Construction	3,225,855	2,267,540
Multi-family real estate	13,338,868	13,494,703
Commercial real estate	20,272,128	20,432,896
Home equity and second mortgages	1,315,465	1,259,440
Secured loans	259,861	338,213
Unsecured improvement loans	20,872	22,111
Commercial leases	19,285,889	18,345,706
Commercial lines of credit	4,981,933	4,339,544

	108,013,828	105,644,880
Plus:
Unamortized loan premiums	16,877	17,334
Less:
Unamortized loan fees and costs, net	(199,287)	(206,344)
Allowance for loan losses	(1,020,038)	(1,000,038)

	$106,811,380	$104,455,832

Loan Portfolio Composition

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

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Bank than the one- to four-family real estate loans and therefore are originated with a term of up to 20 years and a loan-to-value ratio of 75%. Different risk factors are taken into consideration when originating these loans such as whether the property is owner or non-owner occupied, the location of the property, the strength of borrower, rent rolls and total lending relationship with the borrower(s).

Commercial real estate loans consist of loans that are originated where a commercial property is being used as collateral. These loans also produce a higher risk to the Bank and have the same maximum terms and loan-to-value ratios as the multi-family loans. The risks associated with these loans are affected by economic conditions, the location of the property, strength of borrower, rent rolls and potential resale value should foreclosure become necessary.

Home equity and second mortgages include loans as first or second liens to any applicant who maintains an owner occupied or single family dwelling. These loans also include home equity lines of credit. The maximum loan amount is $100,000. The first and second lien combined cannot exceed 80% of the appraised value of the property. The risk to the Bank depends on whether we hold the first and/or second lien. We rely heavily on the appraised value to ensure equity is available, as well as the strength of the borrower. These loans are not considered to be more than moderate risk.

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

Commercial leases consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Bank has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically fall in the three- to five-year range which gives the Bank a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans do have a higher risk assigned to them. However, our historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.

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

Rating 4 — Doubtful

Doubtful assets have many of the same characteristics of substandard assets with the exception that the Bank has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur. When a loan is assigned to this category the Bank will identify the probable loss and it will receive a specific allocation in the loan loss reserve analysis. These relationships will be reviewed at least quarterly.

Rating 5 — Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.

Credit quality indicators as of December 31, 2011 were as follows:

	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,
	Pass	Special Mention		Substandard	Doubtful	Loss	Total

One- to four-family real estate	$23,965,576	$		$50,866	$—	$—	$24,016,442
Construction	3,225,855		—	—	—	—	3,225,855
Multi-family	13,338,868		—	—	—	—	13,338,868
Commercial real estate	20,272,128		—	—	—	—	20,272,128
Commercial leases	18,970,868		—	315,021	—	—	19,285,889
Commercial lines of credit	4,484,881		432,955	64,097	—	—	4,981,933

	$84,258,176		$432,955	$429,984	$—	$—	$85,121,115

Credit quality indicators as of September 30, 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One- to four-family real estate	$23,864,783	$226,285	$—	$—	$—	$24,091,068
Construction	2,267,540	—	—	—	—	2,267,540
Multi-family	13,494,703	—	—	—	—	13,494,703
Commercial real estate	20,432,896	—	—	—	—	20,432,896
Commercial leases	17,975,209	—	370,497	—	—	18,345,706
Commercial lines of credit	3,915,627	423,917	—	—	—	4,339,544

	$81,950,758	$650,202	$370,497	$—	$—	$82,971,457

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity for the periods ended December 31, 2011 and September 30, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	September 30,	September 30,	September 30,
December 31, 2011	Non-Performing Loans	Performing Loans	Total

Owner occupied one- to four-family real estate	$5,765	$21,290,750	$21,296,515
Home equity and second mortgages	—	1,315,465	1,315,465
Secured loans	—	259,861	259,861
Unsecured improvement loans	—	20,872	20,872

	$5,765	$22,029,107	$22,892,713

	September 30,	September 30,	September 30,
September 30, 2011	Non-Performing Loans	Performing Loans	Total

Owner occupied one- to four-family real estate	$22,459	$21,031,200	$21,053,659
Home equity and second mortgages	—	1,259,440	1,259,440
Secured loans	—	338,213	338,213
Unsecured improvement loans	—	22,111	22,111

	$22,459	$22,650,964	$22,673,423

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans as of December 31, 2011 or September 30, 2011.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2011:

	000000	000000	000000	000000	000000	000000	000000
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Non-accrual Loans

One- to four-family real estate	$771,500	$24,576	$5,765	$801,841	$44,511,116	$45,312,957	$5,765
Construction	—	—	—	—	3,225,855	3,225,855	—
Multi-family real estate	—	—	—	—	13,338,868	13,338,868	—
Commercial real estate	—	—	—	—	20,272,128	20,272,128	—
Home equity and second mortgages	—	—	—	—	1,315,465	1,315,465	—
Secured loans	—	—	—	—	259,861	259,861	—
Unsecured improvement loans	—	—	—	—	20,872	20,872	—
Commercial leases	—	—	—	—	19,285,889	19,285,889	—
Commercial lines of credit	432,955	64,097	—	497,052	4,484,881	4,981,933	—

	$1,204,455	$88,673	$5,765	$1,298,893	$106,714,935	$108,013,828	$5,765

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

	000000	000000	000000	000000	000000	000000	000000
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Non-accrual Loans

One- to four-family real estate	$221,153	$—	$22,459	$243,612	$44,901,115	$45,144,727	$22,459
Construction	—	—	—	—	2,267,540	2,267,540	—
Multi-family real estate	—	—	—	—	13,494,703	13,494,703	—
Commercial real estate	—	—	—	—	20,432,896	20,432,896	—
Home equity and second mortgages	—	—	—	—	1,259,440	1,259,440	—
Secured loans	—	—	—	—	338,213	338,213	—
Unsecured improvement loans	—	—	—	—	22,111	22,111	—
Commercial leases and loans	177,541	—	—	177,541	18,168,165	18,345,706	—
Commercial lines of credit	—	—	—	—	4,339,544	4,339,544	—

	$398,694	$—	$22,459	$421,153	$105,223,727	$105,644,880	$22,459

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependant on any particular economic business sector. Loans on non-accrual at December 31, 2011 and September 30, 2011 were approximately $6,000 and $22,000, respectively. The foregone interest on non-accrual loans was approximately $100 and $849 for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and September 30, 2011, there were no loans that were 90 days or more delinquent and still accruing interest.

The following table details the allowance for loan losses and loan receivable balances at the dates indicated below. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
	One- to four family real estate	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Unsecured improvement loans	Commercial leases	Commercial lines of credit	Unallocated	Total
Allowance for credit losses:
Beginning balance 10/01/2011	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038
Charge offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	102	1,317	4,048	9,265	301	—	—	6,550	17,630	(19,213)	20,000

Ending balance 12/31/2011	$308,130	$3,932	$125,500	$294,148	$7,350	$—	$—	$223,444	$17,630	$39,904	$1,020,038

Beginning balance 10/01/2010	$135,785	$8,941	$108,970	$338,013	$16,515	$—	$—	$285,630	$—	$11,184	$905,038
Charge offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	(10,499)	1,782	608	(57,037)	(2,365)	—	—	53,512	—	31,399	17,400

Ending balance 12/31/2010	$125,286	$10,723	$109,578	$280,976	$14,150	$—	$—	$339,142	$—	$42,583	$922,438

Allowance for credit losses:
Ending balance 12/31/2011	$308,130	$3,932	$125,500	$294,148	$7,350	$—	$—	$223,444	$17,630	$39,904	$1,020,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$308,130	$3,932	$125,500	$294,148	$7,350	$—	$—	$223,444	$17,630	$39,904	$1,020,038

Loans receivable:
Ending balance 12/31/2011	$45,312,957	$3,225,855	$13,338,868	$20,272,128	$1,315,465	$259,861	$20,872	$19,285,889	$4,981,933	$—	$108,013,828

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$45,312,957	$3,225,855	$13,338,868	$20,272,128	$1,315,465	$259,861	$20,872	$19,285,889	$4,981,933	$—	$108,013,828

Allowance for credit losses:
Ending balance 09/30/2011	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038

Loans receivable:
Ending balance 09/30/2011	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544	$—	$105,644,680

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$45,312,957	$3,225,855	$13,338,868	$20,272,128	$1,315,465	$259,861	$20,872	$19,285,889	$4,981,933	$—	$108,013,828

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

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at December 31, 2011 and September 30, 2011 was approximately $11,075,000 and $9,961,000, respectively, with interest rates from 2.75% to 6.75% and 2.75% to 7.00%, respectively. Fixed rate loan commitments at December 31, 2011 and September 30, 2011 were approximately $4,112,000 and $3,167,000, respectively, with fixed rates of interest ranging from 3.50% to 6.75% and 4.00% to 7.00%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and September 30, 2011 are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Mortgage-backed securities available for sale	$18,472	$—	$18,472	$—

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Mortgage-backed securities available for sale	$25,592	$—	$25,592	$—

There are no non-financial assets or liabilities measured at fair value as of December 31, 2011 or September 30, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	December 31,		September 30,
	2011		2011
	Carrying Amount	Fair Market Value	Carrying Amount	Fair Market Value

Financial assets:
Cash and cash equivalents	$7,932,890	$7,932,890	$11,347,761	$11,347,761
Mortgage-backed securities available for sale	18,472	18,472	25,592	25,592
Investment securities held to maturity	17,911,561	17,759,531	16,966,542	17,064,650
Federal Home Loan Bank stock	615,900	615,900	648,400	648,400
Loans receivable, net	106,811,380	111,184,000	104,455,832	109,811,000
Accrued interest receivable	534,890	534,890	613,815	613,815
Financial Liabilities:
Deposits	113,750,447	116,608,000	114,784,298	116,019,000
Advances from borrowers for taxes and insurance	758,403	758,403	472,816	472,816
Accrued interest payable	127,662	127,662	157,703	157,703

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

The Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at December 31, 2011 and September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual		For Capital Adequacy Purposes		To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)		(in thousands)

As of December 31, 2011
Total capital (to risk-weighted assets)	$19,523	> 22.52%	$6,936	> 8.00%	$8,670	> 10.00%
Tier 1 capital (to risk-weighted assets)	18,508	> 21.35	3,468	> 4.00	5,202	> 6.00
Core (Tier 1) capital (to adjusted total assets)	18,508	> 13.59	5,448	> 4.00	6,810	> 5.00

As of September 30, 2011

Total capital (to risk-weighted assets)	$19,121	> 22.51%	$6,795	> 8.00%	$8,493	> 10.00%
Tier 1 capital (to risk-weighted assets)	18,106	> 21.32	3,397	> 4.00	5,096	> 6.00
Core (Tier 1) capital (to adjusted total assets)	18,106	> 13.26	5,461	> 4.00	6,827	> 5.00

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2011 and September 30, 2011:

	September 30,	September 30,
	December 31, 2011	September 30, 2011
	(in thousands)	(in thousands)

Total equity	$19,523	$19,121
Unrealized gains on securities available-for-sale	(1)	(1)
Deferred tax asset – disallowed portion	(1,014)	(1,014)

Tier 1 capital	$18,508	18,106
Other adjustments:	—	—
Allowable allowances for loan and lease losses	1,020	1,000

Total regulatory capital	$19,528	$19,106

Note 9 — Recent Accounting Pronouncements

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; changes in real estate property values in our market area; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

Valuation of Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future tax rates and taxable income. The judgments and estimates we make in determining our deferred tax asset, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax asset.

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

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Assets decreased $277,000 to $137.2 million at December 31, 2011 from $137.5 million at September 30, 2011, primarily due to a $3.4 million decrease in cash and cash equivalents and a $156,000 decrease in the deferred tax asset offset by a $2.3 million increase in loans and a $945,000 increase in investment securities. The decrease in cash and cash equivalents was used to fund investment security and loan growth as well as funding deposit outflows. The increase in investment securities was the result of the purchase of government debentures. Loans receivable, net, increased $2.3 million to $106.8 million at December 31, 2011 from $104.5 million at September 30, 2011, primarily due to an increase of $1.0 million in construction loans and an increase of $1.6 million in commercial leases and lines of credit, which were offset by a $300,000 decrease in multi-family and commercial real estate loans and a $100,000 decrease in secured loans.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered residential mortgage and other consumer loans to subprime or Alt-A borrowers. Non-accrual loans totaled $6,000, or 0.01% of net loans, at December 31, 2011 compared to $22,000, or 0.02% of net loans, at September 30, 2011. The non-accrual loan total for both December 31, 2011 and September 30, 2011 was comprised of one one- to four-family real estate loan.

Total liabilities decreased by $596,000 at December 31, 2011 from September 30, 2011. This decrease was primarily attributable to a decrease in NOW accounts and certificates of deposits of $1.0 million offset by an increase of $286,000 in advances from borrowers for taxes and insurance and a $152,000 increase in accrued interest payable and other liabilities.

Stockholders’ equity increased $319,000 to $21.8 million at December 31, 2011 from $21.5 million at September 30, 2011. The increase was primarily the result of an increase in net income, offset by dividends paid to stockholders in the amount of $92,000. As a result of interest rate volatility, accumulated other comprehensive income and stockholders’ equity could materially fluctuate in future periods.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Overview.

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands, except per share amounts)
Net income	$388	$242
Basic and diluted earnings per share	0.31	0.19
Average equity to average assets	14.13%	10.91%

The increase in net income for the three months ended December 31, 2011 was attributable to increased income from loans and investment securities and a decrease in the cost of funds, offset by an increase in non-interest expenses.

Net Interest Income. Net interest income increased $262,000 to $1.4 million for the three months ended December 31, 2011 from $1.1 million for the comparable 2010 period. Higher net interest income was the result of an increase of $119,000 in interest income and a decrease of $142,000 in interest expense over the comparable 2010 period. Total interest income increased $119,000 to $1.7 million for the three months ended December 31, 2011 as compared to $1.6 million for the comparable 2010 period, primarily due to a $53,000 increase in interest income from loans and a $66,000 increase in interest from investment securities. Total interest expense decreased $143,000 to $343,000 for the three month period ended December 31, 2011 as compared to $486,000 for the comparable 2010 period, due to a $136,000 decrease in deposit interest expense due to lower interest rates, primarily in certificates of deposit, and a $7,000 decrease in interest expense related to Federal Home Loan Bank advances.

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

	September 30,	September 30,	September 30,
	Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010
	Increase (Decrease) Due to		Net
	Rate	Volume
	(In thousands)
Interest income:
Loans receivable	$(53)	$106	$53
Investment securities	52	14	66

Total interest-earning assets	(1)	120	119

Interest Expense:
NOW money markets accounts	(33)	(2)	(35)
Passbook and club accounts	(17)	—	(17)
IRA accounts	(10)	(1)	(11)
Certificates of deposit	(72)	—	(72)
CDARS	(1)	—	(1)
Borrowings	(10)	3	(7)

Total interest-bearing liabilities	(143)	—	(143)

Net change in net interest income	$142	$120	262

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2011 was $20,000 compared to $17,000 for the comparable 2010 period. The increased provision reflects growth in the loan portfolio.

Non-performing loans decreased $16,000 to $6,000 at December 31, 2011 from $22,000 at September 30, 2011. There were no net charge-offs for the three months ended December 31, 2011 or December 31, 2010.

Non-interest Income. The following table shows the components of non-interest income and the percentage changes for the three months ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010	$ Change	% Change

Fees on deposit accounts	$8,801	$8,462	$339	4.01%
Other income	11,581	10,172	1,409	13.85

Total non-interest income	$20,382	$18,634	$1,748	9.38%

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the three months ended December 31, 2011 and 2010.

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,
	2010	2010	$ Change	% Change
	(Dollars in thousands)

Salary and benefits	$435,324	$405,495	$29,829	7.36%
Occupancy	89,197	90,381	(1,184)	(1.31)
Computer	46,001	46,545	(544)	(1.17)
Legal and accounting	63,143	52,708	10,435	19.80
FDIC insurance premiums	13,473	37,353	(23,880)	(63.93)
Other	107,933	77,634	30,299	39.03

Total non-interest expense	$755,071	$711,416	$43,655	6.14%

Salary and benefits expense increased $30,000 for the three months ended December 31, 2011 due primarily to an approximate $23,000 increase in salary and benefits expenses and a $7,000 increase in retirement fund contributions. The decrease in Federal Deposit Insurance Corporation (the “FDIC”) premiums was the result of the deposit insurance assessment changes made by the FDIC. Effective April 1, 2011, the FDIC changed the assessment base used to calculate an institution’s federal deposit insurance premium to average consolidated assets minus average tangible equity, rather than the balance of deposits. Legal and accounting expense increased for the three months ended December 31, 2011 due to increased accounting expense in connection with being a public company. The increase in other expenses was related to the ESOP expense of $18,000, an increase in processing fees and office supplies expense of $6,000 and an increase in insurance and surety bond premiums of $ 5,000.

Income Taxes. Income tax expense was $241,000 for the three months ended December 31, 2011, compared to $170,000 for the three months ended December 31, 2010. The increase in income tax expense was primarily the result of an increase in taxable security interest income.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $7.9 million. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $52.2 million from the Federal Home Loan Bank of Pittsburgh. At December 31, 2011, we had no Federal Home Loan Bank advances outstanding.

Our liquidity risk management process utilizes measurements, monitoring ratios, limits and procedures to identify and control the Bank’s liquidity exposure. Unexpected emergency situations such as systemic disturbances in the financial markets, catastrophic events or Bank specific problems may limit or prohibit the Bank from utilizing its primary sources of liquidity. Management has therefore established a contingency funding plan in the event of emergency or distress situations. The contingency funding plan is periodically tested to ensure that it is operationally sound.

At December 31, 2011, we had $11.1 million in loan commitments outstanding, which consisted of commitments to grant $4.3 million in loans and $233,000 in commercial leases. At December 31, 2011, we had $4.5 million in undisbursed lines of credit, $1.8 million in undisbursed construction loans and $300,000 in undisbursed loans in process.

Certificates of deposit due within one year of December 31, 2011 totaled $38.7 million, representing 58.2% of certificates of deposit at December 31, 2011. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of liquidity is the proceeds it retained from the stock offering and, in the future, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2011, the Company had $1.7 million in liquid assets.

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

The Bank is required to maintain specific amounts of capital pursuant to federal regulatory requirements. As of December 31, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.52%, 21.35% and 13.59%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At December 31, 2011, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 6 to the consolidated financial statements included in this Form 10-Q and in the Bank’s audited consolidated financial statements for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

For the three months ended December 31, 2011, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, which was filed with the Securities and Exchange Commission on December 29, 2011. As of December 31, 2011, the risk factors of the Company have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: February 13, 2012	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: February 13, 2012	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)