Form 10-Q
period 2012-03-31
Eureka Financial Corp.
filed 2012-05-15
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, there were 1,311,429 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2012	September 30, 2011
Assets:
Cash and due from banks	$4,464,559	$1,501,421
Interest-bearing deposits in other banks	4,159,226	9,846,340

Cash and cash equivalents	8,623,785	11,347,761
Investment securities held to maturity (fair value of $15,908,040 and $17,064,650, respectively)	15,932,260	16,966,542
Mortgage-backed securities available for sale	17,485	25,592
Federal Home Loan Bank (“FHLB”) stock, at cost	585,100	648,400
Loans receivable, net of allowance for loan losses of $1,050,038 and $1,000,038, respectively	109,503,841	104,455,832
Premises and equipment, net	1,298,127	1,238,667
Deferred tax asset, net	1,230,565	1,533,287
Accrued interest receivable and other assets	1,338,828	1,298,913

Total Assets	$138,529,991	$137,514,994

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$4,038,636	$3,384,974
Interest bearing	110,912,507	111,399,324

Total deposits	114,951,143	114,784,298
Advances from borrowers for taxes and insurance	544,988	472,816
Accrued interest payable and other liabilities	881,162	793,154

Total Liabilities	116,377,293	116,050,268

Total Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,314,705 shares issued and 1,311,429 outstanding at March 31, 2012 and 1,314,705 shares issued and outstanding at September 30, 2011	13,147	13,147
Paid-in capital	11,957,946	11,945,757
Retained earnings — substantially restricted	10,759,059	10,072,616
Accumulated other comprehensive income	1,013	1,336
Unearned ESOP shares	(531,470)	(568,130)
Treasury stock, 3,276 shares	(46,997)	—

Total Stockholders’ Equity	22,152,698	21,464,726

Total Liabilities and Stockholders’ Equity	$138,529,991	$137,514,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$1,569,751	$1,527,154	$3,121,960	$3,026,329
Investment securities and other interest-earning assets:
Taxable	176,891	136,202	340,784	237,307
Tax exempt	7,296	7,218	17,614	14,520
Mortgage-backed securities	244	604	714	1,273

Total Interest Income	1,754,182	1,671,178	3,481,072	3,279,429

Interest Expense
Deposits	327,471	450,649	670,626	929,499
FHLB advances	—	—	—	7,259

Total Interest Expense	327,471	450,649	670,626	936,758

Net Interest Income	1,426,711	1,220,529	2,810,446	2,342,671

Provision for Loan Losses	30,000	17,600	50,000	35,000

Net Interest Income after Provision for Loan Losses	1,396,711	1,202,929	2,760,446	2,307,671

Non-Interest Income
Service fees on deposit accounts	8,810	6,714	17,611	15,176
Other income	10,063	10,698	21,644	21,453

Total Non-Interest Income	18,873	17,412	39,255	36,629

Non-Interest Expenses
Salaries and benefits	475,243	404,033	910,447	809,424
Occupancy	93,163	85,985	182,360	176,366
Data processing	63,065	52,360	109,066	98,905
Professional fees	68,489	59,614	131,632	112,322
FDIC insurance premiums	13,710	35,827	27,183	73,180
Other	77,211	76,935	185,263	156,556

Total Non-Interest Expenses	790,881	714,754	1,545,951	1,426,753

Income before Income Tax Provision	624,703	505,587	1,253,750	917,547
Income Tax Provision	234,477	206,339	475,277	375,894

Net Income	$390,226	$299,248	$778,473	$541,653

Earnings per Common Share — Basic and Diluted	$0.31	$0.23	$0.62	$0.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2012

(unaudited)

	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total
Balance at September 30, 2011	$13,147	$11,945,757	$10,072,616	$1,336	$(568,130)	$—	$21,464,726
Comprehensive Income:
Net income	—	—	778,473	—	—	—	778,473
Other comprehensive (loss), net of tax:
Change in net unrealized gain on available for sale securities, net of deferred income tax of $166	—	—	—	(323)	—	—	(323)

Total Comprehensive Income							778,150
ESOP shares earned	—	12,189	—	—	36,660	—	48,849
Dividends on common stock ($0.07 per shares)	—	—	(92,030)	—	—	—	(92,030)

Treasury stock acquired	—	—	—	—	—	(46,997)	(46,997)

Balance at March 31, 2012	$13,147	$11,957,946	$10,759,059	$1,013	$(531,470)	$(46,997)	$22,152,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$778,473	$541,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	83,830	80,015
Provision for loan losses	50,000	35,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(29,271)	6,621
Compensation expense for ESOP	48,849	6,873
Deferred tax expense	302,887	180,697
Decrease (increase) in accrued interest receivable	10,171	(63,002)
Decrease (increase) in other assets	(50,085)	750,928
(Decrease) in accrued interest payable	(49,804)	(9,410)
Increase in other liabilities	137,812	321,632

Net Cash Provided by Operating Activities	1,282,862	1,851,007
Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	10,505,000	3,500,000
Purchase of investment securities held to maturity	(9,450,000)	(7,227,531)
Redemption of FHLB stock	63,300	77,800
Net loans made to customers	(4,015,443)	(1,933,821)
Net increase in commercial leases	(1,074,104)	(666,347)
Net paydowns in mortgage-backed securities	7,708	9,411
Premises and equipment expenditures	(143,290)	(33,325)

Net Cash Used in Investing Activities	(4,106,829)	(6,273,813)
Cash Flows from Financing Activities
Net increase in deposit accounts	166,845	4,032,940
Net increase (decrease) in advances from borrowers for taxes and insurance	72,173	(94,790)
Payment of long term FHLB advances	—	(1,000,000)
Payment of dividends	(92,030)	(171,679)
Purchase of treasury stock	(46,997)	—
Proceeds from stock offering, net of expenses	—	6,085,460
Proceeds from equity exchange of Eureka Bancorp, MHC	—	214,843

Net Cash Provided by Financing Activities	99,991	9,066,774

Net (Decrease) Increase In Cash and Cash Equivalents	(2,723,976)	4,643,968
Cash and Cash Equivalents — Beginning	11,347,761	11,650,201

Cash and Cash Equivalents – Ending	$8,623,785	$16,294,169

Supplementary Cash Flows Information

Interest paid	$720,430	$946,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

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

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the three and six months ended March 31, 2012 and 2011. The share totals listed below reflect the conversion ratio of 1.0457 implemented in connection with the Bank’s second step conversion.

	Three Months Ended March 31, 2012
	Income	Weighted Average Shares	Per Share Amount
Basic and diluted earnings per share	$390,226	1,259,539	$0.31

	Three Months Ended March 31, 2011
	Income	Weighted Average Shares	Per Share Amount
Basic and diluted earnings per share	$299,248	1,295,885	$0.23

	Six Months Ended March 31, 2012
	Income	Weighted Average Shares	Per Share Amount
Basic and diluted earnings per share	$778,473	1,259,632	$0.62

	Six Months Ended March 31, 2011
	Income	Weighted Average Shares	Per Share Amount
Basic and diluted earnings per share	$541,653	1,307,503	$0.41

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 – Comprehensive Income

Total comprehensive income is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Unrealized gains, beginning of period	$1,063	$2,105	$1,336	$97
Gross unrealized gains (losses) arising during the period on available-for-sale securities	(76)	(389)	(489)	2,653
Tax effect	26	132	166	(902)
Unrealized gain, end of period	1,013	1,848	1,013	1,848

Net income	390,226	299,248	778,473	541,653
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period	(50)	(257)	(323)	1,751

Comprehensive income	$390,176	$298,991	$778,150	$543,404

Note 3 — Investment Securities

There were no investment securities available for sale at March 30, 2012 or September 30, 2011 and no sales of investment securities during the six months ended March 31, 2012 and 2011.

Investment securities held to maturity consisted of the following at March 30, 2012 and September 30, 2011:

	March 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$492,776	—	$(45,246)	$447,530
Government agency debentures	15,439,485	23,725	(2,700)	15,460,510

	$15,932,260	$23,725	$(47,946)	$15,908,040

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$497,672	$19,278	$—	$516,950
Government agency debentures	16,468,870	82,430	(3,600)	16,547,700

	$16,966,542	$101,708	$(3,600)	$17,064,650

At March 31, 2012 and September 30, 2011, $1.5 million of government agencies were pledged as security for public monies held by the Company.

The amortized cost and fair value of securities held to maturity at March 31, 2012 and September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
Due after five years through ten years	$750,000	$750,000
Due after ten years	15,182,260	15,158,040

	$15,932,260	$15,908,040

	September 30, 2010
	Amortized Cost	Fair Value
Due after five years through ten years	$750,000	$755,775
Due after ten years	16,216,542	16,308,875

	$16,966,542	$17,064,650

Temporarily impaired investments consisted of the following at March 31, 2012 and September 30, 2011:

	March 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$447,530	$(45,246)	$—	$—	$447,530	$(45,246)
Government agency debentures	2,247,300	(2,700)	—	—	2,247,300	(2,700)

	$2,694,830	$(47,946)	$—	$—	$2,694,830	$(47,946)

	September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency debentures	$3,746,400	$(3,600)	$—	$—	$3,746,400	$(3,600)

	$3,746,400	$(3,600)	$—	$—	$3,746,400	$(3,600)

The Company reviews its position quarterly and has asserted that at March 31, 2012, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

Eureka Financial Corp. had four securities in an unrealized loss position at March 31, 2012 and five securities in an unrealized position at September 30, 2011. Accrued interest relating to investments was approximately $186,000 and $201,186 as of March 31, 2012 and September 30, 2011, respectively. Eureka Financial Corp.’s current intention is not to sell any of these securities and it is more likely than not that it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac certificates	$1,732	$181	$—	$1,913
Fannie Mae certificates	14,217	1,355	—	15,572

	$15,949	$1,536	$—	$17,485

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac certificates	$5,924	$438	$—	$6,362
Fannie Mae certificates	17,644	1,586	—	19,230

	$23,568	$2,024	$—	$25,592

The amortized cost and fair values of mortgage-backed securities at March 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	March 31, 2012
	Amortized Cost	Fair Value
Due after one year through five years	$5,458	$5,835
Due after five years through ten years	6,023	6,648
Due after ten years	4,468	5,002

	$15,949	$17,485

There were no sales of mortgage-backed securities during the six months ended March 31, 2012 and 2011 and there were no temporarily impaired mortgage-backed securities at March 31, 2012 or September 30, 2011. In addition, the Company had no securities in an unrealized loss position at March 31, 2012 or September 30, 2011.

Note 5 — Loans

Major classifications of loans are as follows at March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
One- to four-family real estate	$48,902,848	$45,144,727
Construction	1,542,291	2,267,540
Multi-family real estate	14,319,048	13,494,703
Commercial real estate	19,987,989	20,432,896
Home equity and second mortgages	1,215,227	1,259,440
Secured loans	247,346	338,213
Unsecured improvement loans	19,378	22,111
Commercial leases	19,402,279	18,345,706
Commercial lines of credit	5,094,856	4,339,544

	110,731,262	105,644,880
Plus:
Unamortized loan premiums	16,424	17,334
Less:
Unamortized loan fees and costs, net	193,807	206,344
Allowance for loan losses	1,050,038	1,000,038

	$109,503,841	$104,455,832

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

Construction loans include dwelling and land loans where funds are being held by the Bank until the construction has been completed. Dwelling construction consists of new construction and upgrades to existing dwellings. The normal construction period is six months. Construction loans on land are originated for developments where the land is being prepared for future home building. On-site inspections are performed as per the draw schedule for all construction loans. The risk associated with the construction loans is considered low as the Bank makes only a small number of these loans at any given time and adheres to the draw schedule to ensure work is being completed in a timely and professional manner.

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

Commercial leases consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Bank has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically fall in the three- to five-year range which gives the Bank a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans have a higher risk assigned to them. However, our historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.

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

Credit quality indicators as of March 31, 2012 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one- to four-family real estate	$25,329,814	$240,947	$5,394	$—	$—	$25,576,155
Construction	1,542,291	—	—	—	—	1,542,291
Multi-family	14,319,048	—	—	—	—	14,319,048
Commercial real estate	19,987,989	—	—	—	—	19,987,989
Commercial leases	19,096,389	—	305,890	—	—	19,402,279
Commercial lines of credit	4,376,414	718,442	—	—	—	5,094,856

	$84,651,945	$959,389	$311,284	$—	$—	$85,922,618

Credit quality indicators as of September 30, 2011 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one-to four-family real estate	$23,864,783	$226,285	$—	$—	$—	$24,091,068
Construction	2,267,540	—	—	—	—	2,267,540
Multi-family	13,494,703	—	—	—	—	13,494,703
Commercial real estate	20,432,896	—	—	—	—	20,432,896
Commercial leases	17,975,209	—	370,497	—	—	18,345,706
Commercial lines of credit	3,915,627	423,917	—	—	—	4,339,544

	$81,950,758	$650,202	$370,497	$—	$—	$82,971,457

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity for the periods ended March 31, 2012 and September 30, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	Non-Performing Loans	Performing Loans	Total
March 31, 2012
Owner occupied one- to four-family real estate	$—	$23,326,693	$23,326,693
Home equity and second mortgages	—	1,215,227	1,215,227
Secured loans	—	247,346	247,346
Unsecured improvement loans	—	19,378	19,378

	$—	$24,808,644	$24,808,644

	Non-Performing Loans	Performing Loans	Total
September 30, 2011
Owner occupied one- to four-family real estate	$22,459	$21,031,200	$21,053,659
Home equity and second mortgages	—	1,259,440	1,259,440
Secured loans	—	338,213	338,213
Unsecured improvement loans	—	22,111	22,111

	$22,459	$22,650,964	$22,673,423

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans at March 31, 2012 or September 30, 2011.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Non-accrual Loans
One- to four-family real estate	$259,304	$5,394	$—	$264,698	$48,638,150	$48,902,848	$—
Construction	—	—	—	—	1,542,291	1,542,291	—
Multi-family real estate	—	—	—	—	14,319,048	14,319,048	—
Commercial real estate	—	—	—	—	19,987,989	19,987,989	—
Home equity and second mortgages	199,506	—	—	199,506	1,015,721	1,215,227	—
Secured loans	—	—	—	—	247,346	247,346	—
Unsecured improvement loans	—	—	—	—	19,378	19,378	—
Commercial leases	—	305,891	—	305,891	19,096,388	19,402,279	—
Commercial lines of credit	518,936	—	—	518,936	4,575,920	5,094,856	—

	$977,746	$311,285	$—	$1,289,031	$109,442,231	$110,731,262	$—

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivables	Non-accrual Loans
One- to four-family real estate	$221,153	$—	$22,459	$243,612	$44,901,115	$45,144,727	$22,459
Construction	—	—	—	—	2,267,540	2,267,540	—
Multi-family real estate	—	—	—	—	13,494,703	13,494,703	—
Commercial real estate	—	—	—	—	20,432,896	20,432,896	—
Home equity and second mortgages	—	—	—	—	1,259,440	1,259,440	—
Secured loans	—	—	—	—	338,213	338,213	—
Unsecured improvement loans	—	—	—	—	22,111	22,111	—
Commercial leases and loans	177,541	—	—	177,541	18,168,165	18,345,706	—
Commercial lines of credit	—	—	—	—	4,339,544	4,339,544	—

	$398,694	$—	$22,459	$421,153	$105,223,727	$105,644,880	$22,459

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependant on any particular economic business sector. Loans on non-accrual at March 31, 2012 and September 30, 2011 were approximately $0 and $22,000, respectively. The foregone interest on non-accrual loans was approximately $0 and $1,835 for the six months ended March 31, 2012 and 2011, respectively. The foregone interest on non-accrual loans was approximately $0 and $907 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and September 30, 2011, there were no loans that were 90 days or more delinquent and still accruing interest.

The following table details the allowance for loan losses and loan receivable balances at the dates indicated below. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	1-4 family real estate	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Unsecured improve- ment loans	Commer- cial leases and loans	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning Balance 1/1/2012	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(138,646)	1,249	(14,059)	96,240	5,664	—	—	93,988	—	5,564	50,000

Ending balance 3/31/2012	$169,382	$3,864	$107,393	$381,123	$12,713	$—	$—	$310,882	$—	$64,681	$1,050,038

Beginning Balance 1/1/2011	$125,286	$10,723	$109,578	$296,313	$14,150	$—	$—	$280,976	$42,629	$42,783	$922,438
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	27,416	7,082	366	(7,065)	681	—	—	9,690	3,164	(23,734)	17,600

Ending balance 3/31/2011	$152,702	$17,805	$109,944	$289,248	$14,831	$—	$—	$290,666	$45,793	$19,049	$940,038

Allowance for credit losses:
Ending balance 3/31/2012:	$169,382	$3,864	$107,393	$381,123	$12,713	$—	$—	$310,882	$—	$64,681	$1,050,038

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—

Ending balance: collectively evaluated for impairment	$169,382	$3,864	$107,393	$381,123	$12,713	$—	$—	310,882	$—	$64,681	$1,050,038

	1-4 family real estate	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Unsecured improve- ment loans	Commer- cial leases and loans	Commercial lines of credit	Non-allocated	Total
Loans Receivables:
Ending balance 3/31/2012	$48,902,848	$1,542,291	$14,319,048	$19,987,989	$1,215,227	$247,346	$19,378	$19,402,279	$5,094,856	$—	$110,731,262

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—

Ending balance: collectively evaluated for impairment	$48,902,848	$1,542,291	$14,319,048	$19,987,989	$1,215,227	$247,346	$19,378	$19,402,279	$5,094,856	$—	$110,731,262

Allowance for credit losses:
Ending balance 9/30/2011:	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	—	$59,117	$1,000,038

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—

Ending balance: collectively evaluated for impairment	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	—	$59,117	$1,000,038

Loans Receivables:
Ending balance 9/30/2011	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544	$—	$105,644,880

Ending balance: individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—

Ending balance: collectively evaluated for impairment	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544	$—	$105,644,880

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

Changes in the allowance for loan losses were as follows for the three and six months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Balance — beginning of period	$1,020,038	$922,438	$1,000,038	$905,038
Provision charged to operations	30,000	17,600	50,000	35,000
Net charge-offs	—	—	—	—
Recoveries	—	—	—	—

Balance — end of period	$1,050,038	$940,038	$1,050,038	$940,038

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at March 31, 2012 and September 30, 2011 was approximately $8,526,000 and $9,961,000, respectively, with interest rates from 2.25% to 6.75% and 2.75% to 7.00%, respectively. Fixed rate loan commitments at March 31, 2012 and September 30, 2011 were approximately $2,878,000 and $3,847,000, respectively, with fixed rates of interest ranging from 4.00% to 6.75% and 4.00% to 7.00%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and September 30, 2011 are as follows:

Description	March 31, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Mortgage-backed securities available for sale	$17,485	$—	$17,485	$—

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Mortgage-backed securities available for sale	$25,592	$—	$25,592	$—

There are no non-financial assets or liabilities measured at fair value as of March 31, 2012 or September 30, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at March 31, 2012 and September 30, 2011:

	March 31, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$8,623,785	$8,623,785	$—	$—	$8,623,785
Mortgage-backed securities	17,485	—	17,485	—	17,485
Held to maturity securities	15,932,260	—	15,908,040	—	15,908,040
Federal Home Loan Bank stock	585,100	585,100	—	—	585,100
Loans receivable, net	109,543,841	—	—	115,492,000	115,492,000
Accrued interest receivable	530,349	530,349	—	—	530,349
Financial liabilities:
Deposits	114,951,143	$46,503,093	$—	$69,703,907	$116,207,000
Advances from borrowers for taxes and insurance	544,988	544,988	—	—	544,988
Accrued interest payable	143,854	143,854	—	—	143,854

	March 31, 2012		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$8,623,785	$8,623,785	$11,347,761	$11,347,761
Mortgage-backed securities	17,485	17,485	25,592	25,592
Held to maturity securities	15,932,260	15,908,040	16,966,542	17,064,650
Federal Home Loan Bank stock	585,100	585,100	648,400	648,400
Loans receivable, net	109,543,841	115,492,000	104,455,832	109,811,000
Accrued interest receivable	603,644	603,644	613,815	613,815
Financial liabilities:
Deposits	114,951,143	116,207,000	114,748,298	$116,019,000
Advances from borrowers for taxes and insurance	544,988	544,988	472,816	472,816
Accrued interest payable	107,899	107,899	157,703	157,703

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at March 31, 2012 and September 30, 2011:

	Actual		For Capital Adequacy Purposes				To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(in thousands)		(in thousands)				(in thousands)
As of March 31, 2012
Total capital (to risk-weighted assets)	$19,939	22.53%	>	$ 7,080	>	8.00%	>	$ 8,850	>	10.00%
Tier 1 capital (to risk-weighted assets)	19,188	21.68	>	3,540	>	4.00	>	5,310	>	6.00
Core (Tier 1) capital (to adjusted total assets)	19,188	13.90	>	5,522	>	4.00	>	6,903	>	5.00
As of September 30, 2011
Total capital (to risk-weighted assets)	$19,121	22.51%	>	$ 6,795	>	8.00%	>	$ 8,493	>	10.00%
Tier 1 capital (to risk-weighted assets)	18,106	21.32	>	3,397	>	4.00	>	5,096	>	6.00
Core (Tier 1) capital (to adjusted total assets)	18,106	13.26	>	5,461	>	4.00	>	6,827	>	5.00

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
	(in thousands)	(in thousands)
Total equity	$19,939	$19,121
Unrealized gains on securities available-for-sale	(1)	(1)
Deferred tax asset – disallowed portion	(750)	(1,014)

Tier 1 capital	19,188	18,106
Other adjustments:	—	—
Allowable allowances for loan and lease losses	1,050	1,000

Total regulatory capital	$20,238	$19,106

Note 9 — Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosures in Note 7.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 29, 2011, under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Assets increased $1.1 million, or 0.8%, to $138.6 million at March 31, 2012 from $137.5 million at September 30, 2011, primarily due to a $5.1 million increase in loans receivable offset by a $2.7 million decrease in cash and cash equivalents and a $1.0 million decrease in investment securities. The increase in loans was primarily due to a $3.8 million increase in one- to four-family real estate loans, a $1.1 million increase in commercial loans and an $824,000 increase in multi-family real estate loans, offset by a $725,000 decrease in construction loans. Investment securities decreased due to a decrease in government debentures.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were no non-accrual loans at March 31, 2012 compared to $22,000, or 0.02% of total net loans, at September 30, 2011. The non-accrual loan total for September 30, 2011 consisted of a one- to four-family real estate loan.

Total liabilities increased by $327,000, or 0.3%, to $116.4 million at March 31, 2012 from $116.1 million at September 30, 2011. This increase was primarily attributable to an increase in deposits of $167,000, or 0.15%, an increase of $88,000 in accrued interest payable and other liabilities and a $72,000 increase in advances from borrowers for taxes and insurance.

Stockholders’ equity increased $688,000 to $22.2 million at March 31, 2012 from $21.5 million at September 30, 2011. The increase was primarily the result of net income of $778,000 and $49,000 related to the ESOP offset by cash dividends of $92,000.

Results of Operations for the Three and Six Months Ended March 31, 2012 and 2011

Overview.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net income	$390	$299
Basic earnings per share	0.31	0.23
Diluted earnings per share	0.31	0.23
Average equity to average assets	14.28%	12.48%

	Six Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net income	$778	$542
Basic earnings per share	0.62	0.41
Diluted earnings per share	0.62	0.41
Average equity to average assets	14.21%	11.70%

The increase in net income for the three and six months ended March 31, 2012 was attributable to increased income from loans and investment securities and a decreased cost of funds, offset by increased non-interest expenses.

Net Interest Income. Net interest income increased $206,000 to $1.4 million for the three months ended March 31, 2012 from $1.2 million for the comparable 2011 period. For the six months ended March 31, 2012, net interest income increased $468,000 to $2.8 million from $2.3 million for the comparable 2011 period. For the three and six month periods ended March 31, 2012, respectively, higher net interest income was the result of a $83,000 and $202,000 increase in interest income, respectively, and a decrease of $123,000 and $266,000 in interest expense over the comparable 2011 periods, respectively. The total interest income increases for each period were primarily due to an increase in yield earned on securities and an increase in the average balance of loans. The decrease in total interest expense for the three and six month periods ended March 31, 2012 was primarily attributable to decreases in deposit interest expense due to lower interest rates.

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to		Net
	Rate	Volume
	(In thousands)
Interest income:
Loans receivable	$(67)	$110	$43
Investment securities	55	(15)	40

Total interest-earning assets	(12)	95	83

Interest Expense:
NOW money markets accounts	(31)	(3)	(34)
Passbook and club accounts	(15)	1	(14)
IRA accounts	(16)	(4)	(20)
Certificates of deposit	(47)	(5)	(52)
CDARS	(4)	1	(3)

Total interest-bearing liabilities	(113)	(10)	(123)

Net change in net interest income	$101	$105	$206

	Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011
	Increase (Decrease) Due to		Net
	Rate	Volume
	(In thousands)
Interest income:
Loans receivable	$(121)	$217	$96
Investment securities	106	—	106

Total interest-earning assets	(15)	217	202

Interest Expense:
NOW money markets accounts	(64)	(5)	(69)
Passbook and club accounts	(32)	1	(31)
IRA accounts	(26)	(5)	(31)
Certificates of deposit	(120)	(5)	(125)
CDARS	(4)	1	(3)
Borrowings	(10)	3	(7)

Total interest-bearing liabilities	(256)	(10)	(266)

Net change in net interest income	$241	$227	$468

Provision for Loan Losses. The provision for loan losses for the three and six months ended March 31, 2012, was $30,000 and $50,000, respectively, compared to $17,600 and $35,000, respectively, for the comparable 2011 periods. The increased provision in the 2011 periods reflects growth in the loan portfolio with consideration given to the absence of charge-offs and decreased non-performing loans and classified and criticized assets.

There were no non-performing loans at March 31, 2012 compared to $22,000 in non-performing loans at September 30, 2011. There were no net charge-offs for the three and six months ended March 31, 2012 and March 31, 2011.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and six months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Fees on NOW accounts	$8,810	$6,714	$2,096	31.2%
Other income	10,063	10,698	(635)	(5.9)

Total non-interest income	$18,873	$17,412	$1,461	8.4

	Six Months Ended March 31,
	2012	2011	$ Change	% Change
Fees on NOW accounts	$17,611	$15,176	$2,435	16.0%
Other income	21,644	21,453	191	0.9

Total non-interest income	$39,255	$36,629	$2,626	7.2

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and six months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Salary and benefits	$475,243	$404,033	$71,210	17.6%
Occupancy	93,163	85,985	7,178	8.3
Data processing	63,065	52,360	10,705	20.4
Professional fees	68,489	59,614	8,875	14.9
FDIC insurance premiums	13,710	35,827	(22,117)	(61.7)
Other	77,211	76,935	276	0.4

Total non-interest expense	$790,881	$714,754	$76,127	10.7%

Salaries and benefits expense increased $76,000 for the three months ended March 31, 2012 due primarily to a $21,000 increase in salary and benefits expense, a $14,000 increase in retirement fund contributions and an $36,000 increase in employee stock ownership plan expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion. Computer expense increased $11,000 due to the costs of additional services. Legal and accounting expense increased $9,000 due to SEC public document filing costs. FDIC insurance premiums decreased $22,000 due to a lower assessment rate.

	Six Months Ended March 31,
	2011	2010	$ Change	% Change
Salary and benefits	$910,447	$809,424	$101,023	12.5%
Occupancy	182,360	176,366	5,994	3.4
Computer	109,066	98,905	10,161	10.3
Legal and accounting	131,632	112,322	19,310	17.2
FDIC insurance premiums	27,183	73,180	(45,997)	(62.9)
Other	185,263	156,556	28,707	18.3

Total non-interest expense	$1,545,951	$1,426,753	$119,198	8.4%

Salaries and benefits expense increased $101,000 for the six months ended March 31, 2012 due primarily to a $39,000 increase in salary and benefits expense, a $21,000 increase in retirement fund contributions and an $41,000 increase in employee stock ownership expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion. Legal and accounting expense increased $19,000 due to SEC public document filing costs. Computer expense increased $10,000 during the six months ended March 31, 2012 due to the costs of additional services. FDIC insurance premiums decreased $46,000 as a result of a lower assessment rate.

Income Taxes. Income tax expense was $234,000 and $475,000, respectively, for the three and six month periods ended March 31, 2012, compared to $206,000 and $376,000 for the comparable periods in 2011. The increase in income tax expense in the 2012 periods was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at 41%.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $8.7 million. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $52.0 million from the Federal Home Loan Bank of Pittsburgh. At March 31, 2012, we had no Federal Home Loan Bank advances outstanding.

At March 31, 2012, we had $2.3 million in loan commitments outstanding, which consisted of commitments to grant $2.0 million in loans and $234,000 in commercial leases. At March 31, 2012, we had $4.4 million in undisbursed lines of credit, $276,000 in undisbursed loans in process and $1.5 million in undisbursed construction loans.

Certificates of deposit due within one year of March 31, 2012 totaled $37.8 million, representing 55.8% of certificates of deposit, and 26.1% of total deposits at March 31, 2012. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of liquidity will be the proceeds it retained from the stock offering and, in the future, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2012, the Company had $1.6 million in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of March 31, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.53%, 21.68% and 13.90%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At March 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 6 to the consolidated financial statements included in this Form 10-Q and in the Bank’s audited consolidated financial statements for the year ended September 30, 2011.

For the three months ended March 31, 2012, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the SEC on December 29, 2011. As of March 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2012	—	—	—	—
February 1 through February 29, 2012 (1)	—	—	—	—
March 1 through March 31, 2012 (1)	3,276	$14.30	131,470	128,194

Total	3,276		131,470	128,194

(1)	On February 22, 2012 authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Plan of Conversion and Reorganization (1)

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

10.0	Eureka Financial Corp. 2012 Equity Incentive Plan (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.
(2)	Incorporated herein by reference to Appendix A to the Company’s definitive proxy materials filed with the Securities and Exchange Commission on March 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: May 14, 2012	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2012	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)