Form 10-Q
period 2012-06-30
Eureka Financial Corp.
filed 2012-08-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 13, 2012, there were 1,333,409 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2012	2011
Assets:
Cash and due from banks	$724,804	$1,501,421
Interest-bearing deposits in other banks	15,092,381	9,846,340

Cash and Cash Equivalents	15,817,185	11,347,761
Investment securities held to maturity (fair value of $14,396,622 and $17,064,650, respectively)	14,275,403	16,966,542
Mortgage-backed securities available for sale	16,893	25,592
Federal Home Loan Bank (“FHLB”) stock, at cost	555,800	648,400
Loans receivable, net of allowance for loan losses of $1,082,038 and $1,000,038, respectively	109,320,373	104,455,832
Premises and equipment, net	1,253,818	1,238,667
Deferred tax asset, net	1,051,113	1,533,287
Accrued interest receivable and other assets	1,416,010	1,298,913

Total Assets	$143,706,595	$137,514,994

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$3,605,962	$3,384,974
Interest bearing	116,165,736	111,399,324

Total deposits	119,771,698	114,784,298
Advances from borrowers for taxes and insurance	618,086	472,816
Accrued interest payable and other liabilities	1,053,457	793,154

Total Liabilities	121,443,241	116,050,268

Total Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 1,345,250 shares issued and 1,336,682 outstanding at June 30, 2012; 1,314,705 issued and outstanding at September 30, 2011	13,452	13,147
Paid-in capital	11,966,849	11,945,757
Retained earnings—substantially restricted	10,926,420	10,072,616
Accumulated other comprehensive income	1,156	1,336
Unearned ESOP shares	(519,344)	(568,130)
Treasury stock, at cost; 8,568 shares	(125,179)	—

Total Stockholders’ Equity	22,263,354	21,464,726

Total Liabilities and Stockholders’ Equity	$143,706,595	$137,514,994

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Loans	$1,564,265	$1,537,610	$4,686,225	$4,563,939
Investment securities and other interest-earning assets:
Taxable	152,664	151,813	493,448	389,120
Tax exempt	5,981	7,221	23,595	21,741
Mortgage-backed securities	277	511	991	1,784

Total Interest Income	1,723,187	1,697,155	5,204,259	4,976,584

Interest Expense
Deposits	321,007	415,860	991,633	1,345,359
FHLB advances	—	—	—	7,259

Total Interest Expense	321,007	415,860	991,633	1,352,618

Net Interest Income	1,402,180	1,281,295	4,212,626	3,623,966

Provision for Loan Losses	32,000	30,000	82,000	65,000

Net Interest Income after Provision for Loan Losses	1,370,180	1,251,295	4,130,626	3,558,966

Non-interest Income
Service fees on deposit accounts	9,108	8,047	26,719	23,223
Other income	11,305	15,772	32,949	35,852

Total Non-interest Income	20,413	23,819	59,668	59,075

Non-interest Expenses
Salaries and benefits	436,076	418,218	1,346,523	1,227,642
Occupancy	100,197	80,897	282,557	257,263
Date processing	58,056	57,813	167,122	156,718
Professional fees	76,134	92,161	207,766	204,483
FDIC insurance premiums	16,955	33,036	44,138	106,216
Other	133,498	102,481	318,761	257,664

Total Non-interest Expenses	820,916	784,606	2,366,867	2,209,986

Income before Income Tax Provision	569,677	490,508	1,823,427	1,408,055
Income Tax Provision	217,487	68,294	692,764	444,188

Net Income	$352,190	$422,214	$1,130,663	$963,867

Earnings per Common Share—Basic and Diluted	$0.28	$0.34	$0.90	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2012

(unaudited)

	Common Stock		Paid-In	Retained	Accumulated Other Comprehensive	Unearned ESOP	Treasury
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Stock	Total
Balance September 30, 2011	1,314,705	$13,147	$11,945,757	$10,072,616	$1,336	$(568,130)	$—	$21,464,726
Comprehensive Income:
Net income	—	—	—	1,130,663	—	—	—	1,130,663
Other comprehensive income:
Change in net unrealized gain on available for sale securities, net of deferred income tax of $92	—	—	—	—	(180)	—	—	(180)

Total Comprehensive Income								1,130,483

ESOP shares earned	—	—	21,397	—	—	48,786	—	70,183
Dividends on common stock ($.21 per share)				(276,859)				(276,859)
Restricted stock awards	30,545	305	(305)	—	—	—	—	—
Treasury stock acquired (8,568 shares)	—	—	—	—	—	—	(125,179)	(125,179)

Balance June 30, 2012	1,345,250	$13,452	$11,966,849	$10,926,420	$1,156	$(519,344)	$(125,179)	$22,263,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income	$1,130,663	$963,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	128,139	118,915
Provision for loan losses	82,000	65,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(26,114)	8,369
Compensation expense for ESOP	70,183	(2,775)
Deferred tax expense	482,266	271,699
Decrease (increase) in accrued interest receivable	82,264	(55,716)
(Increase) decrease other assets	(199,361)	1,715,296
(Decrease) increase in accrued interest payable	(33,529)	17,384
Increase in other liabilities	293,833	135,251

Net Cash used in Operating Activities	2,010,344	3,237,290
Cash Flows from Investing Activities
Proceeds from maturities and redemptions of investment securities held to maturity	15,005,000	3,500,000
Purchase of investment securities held to maturity	(12,300,000)	(10,225,675)
Redemption of FHLB stock	92,600	113,800
Net loans made to customers	(4,832,018)	(3,160,327)
Net increase in commercial leases	(102,270)	(1,440,739)
Net paydowns in mortgage-backed securities	8,426	13,185
Premises and equipment expenditures	(143,290)	(35,633)

Net Cash used in Investing Activities	(2,271,552)	(11,235,389)
Cash Flows from Financing Activities
Net increase in deposit accounts	4,987,400	6,125,779
Net increase in advances from borrowers for taxes and insurance	145,270	110,844
Payment of long term FHLB advances	—	(1,000,000)
Payment of dividends	(276,859)	(263,708)
Purchase of treasury stock	(125,179)	—
Proceeds from stock offering, net of expenses	—	6,085,460
Proceeds from equity exchange of Eureka Bancorp, MHC	—	214,843

Net Cash Provided by Financing Activities	4,730,632	11,273,218

Net Increase in Cash and Cash Equivalents	4,469,424	3,275,119
Cash and Cash Equivalents—Beginning	11,347,761	11,650,201

Cash and Cash Equivalents—Ending	$15,817,185	$14,925,320

Supplementary Cash Flow Information
Income taxes paid	$77,000	$—

Interest paid	$1,025,162	$1,335,234

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1—Nature of Operations and Significant Accounting Policies

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

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets, other-than-temporary impairment of investment securities and fair value of financial instruments. The results of operations for the interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Unallocated shares held by the Bank’s employee stock ownership plan are not deemed outstanding for earnings per share calculations. Diluted earnings per share is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options. Treasury shares are not deemed outstanding for earnings per share calculations.

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three and nine months ended June 30, 2012 and 2011. The share totals listed below reflect the conversion ratio of 1.0457 implemented in connection with the Bank’s second step conversion.

	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding	1,327,796	1,253,615	1,319,053	1,289,469

Average treasury shares	(6,080)	—	(2,069)	—

Average unearned ESOP shares	(55,045)	—	(58,567)	—

Average unearned restricted shares	(13,264)	—	(4,405)	—

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,253,407	1,253,615	1,254,012	1,289,969

Net income	$352,190	$422,214	$1,130,663	$963,867

Basic and diluted earnings per share	$0.28	$0.34	$0.90	$0.75

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2—Comprehensive Income

Total comprehensive income is summarized as follows:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Unrealized gains, beginning of period	$1,013	$1,848	$1,336	$97
Gross unrealized gains (losses) arising during the period on available for sale securities	216	(268)	(272)	2,582
Tax effect	(73)	80	92	(1,019)

Unrealized gain, end of period	1,156	1,660	1,156	1,660

Net income	352,190	422,214	1,130,663	963,867
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) arising during the period	143	(188)	(180)	1,563

Comprehensive income	$352,333	$422,026	$1,130,483	$965,430

Note 3—Investment Securities

There were no investment securities available for sale at June 30, 2012 or September 30, 2011 and no sales of investment securities during the nine months ended June 30, 2012 and 2011.

Investment securities held to maturity consisted of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$1,083,655	$—	$(25,928)	$1,057,727

Government agency debentures	13,191,748	149,147	(2,000)	13,338,895

	$14,275,403	$149,147	$(27,928)	$14,396,622

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$497,672	$19,278	$—	$516,950

Government agency debentures	16,468,870	82,430	(3,600)	16,547,700

	$16,966,542	$101,708	$(3,600)	$17,064,650

At June 30, 2012 and September 30, 2011, $1.5 million of government agencies were pledged as security for public monies held by the Company.

The amortized cost and fair value of securities held to maturity at June 30, 2012 and September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized	Fair
	Cost	Value
Due after ten years	$14,275,403	$14,396,622

	September 30, 2011
	Amortized	Fair
	Cost	Value
Due after five years through ten years	$750,000	$755,775
Due after ten years	16,216,542	16,308,875

	$16,966,542	$17,064,650

Temporarily impaired investments consisted of the following at June 30, 2012 and September 30, 2011:

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,057,727	$(25,928)	$—	$—	$1,057,727	$(25,928)
Government agency debentures	1,248,000	(2,000)	—	—	1,248,000	(2,000)

	$2,305,727	$(27,928)	$—	$—	$2,305,727	$(27,928)

	September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Government agency debentures	$3,746,400	$(3,600)	$—	$—	$3,746,400	$(3,600)

The Company reviews its position quarterly and has asserted that at June 30, 2012, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

Eureka Financial Corp. had five securities in an unrealized loss position at June 30, 2012 and five securities in an unrealized position at September 30, 2011. Accrued interest relating to investments was approximately $110,408 and $201,186 as of June 30, 2012 and September 30, 2011, respectively. Eureka Financial Corp.’s current intention is not to sell any of these securities and it is more likely than not that it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4—Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,643	$189	$—	$1,832
Fannie Mae Certificates	13,498	1,563	—	15,061

	$15,141	$1,752	$—	$16,893

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$5,924	$438	$—	$6,362
Fannie Mae Certificates	17,644	1,586	—	19,230

	$23,568	$2,024	$—	$25,592

The amortized cost and fair values of mortgage-backed securities at June 30, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

There were no sales of mortgage-backed securities during the nine months ended June 30, 2012 and 2011 and there were no temporarily impaired mortgage-backed securities at June 30, 2012 or September 30, 2011. In addition, the Company had no securities in an unrealized loss position at June 30, 2012 or September 30, 2011.

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$1,077	$1,219
Due after one year through five years	9,659	10,717
Due after five years through ten years	4,405	4,957

Due after ten years	$15,141	$16,893

Note 5—Loans

Major classifications of loans are as follows at June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
One to four family real estate	$49,433,779	$45,144,727
Construction	1,835,450	2,267,540
Multi-family real estate	14,369,244	13,494,703
Commercial real estate	20,027,807	20,432,896
Home equity and second mortgages	1,255,330	1,259,440
Secured loans	228,670	338,213
Unsecured improvement loans	9,068	22,111
Commercial leases and loans	18,496,809	18,345,706
Commercial lines of credit	4,921,575	4,339,544

	110,577,732	105,644,880

Plus:
Unamortized loan premiums	15,977	17,334
Less:
Unamortized loan fees and costs, net	191,298	206,344
Allowance for loan losses	1,082,038	1,000,038

	$109,320,373	$104,455,832

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

Rating 1—Pass

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

Rating 2—Special Mention

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

Rating 3—Substandard

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

Rating 4—Doubtful

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

Rating 5—Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable.

Credit quality indicators as of June 30, 2012 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one to four family real estate	$25,942,326	$439,487	$—	$—	$—	$26,381,813
Construction	1,835,450	—	—	—	—	1,835,450
Multi-family	14,369,244	—	—	—	—	14,369,244
Commercial real estate	20,027,807	—	—	—	—	20,027,807
Commercial leases and loans	18,496,809	—	—	—	—	18,496,809
Commercial lines of credit	4,132,907	364,751	423,917	—	—	4,921,575

	$84,804,543	$804,238	$423,917	$—	$—	$86,032,698

Credit quality indicators as of September 30, 2011 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one- to four-family real estate	$23,864,783	$226,285	$—	$—	$—	$24,091,068

Construction	2,267,540	—	—	—	—	2,267,540

Multi-family	13,494,703	—	—	—	—	13,494,703

Commercial real estate	20,432,896	—	—	—	—	20,432,896

Commercial leases and loans	17,975,209	—	370,497	—	—	18,345,706

Commercial lines of credit	3,915,627	423,917	—	—	—	4,339,544

	$81,950,758	$650,202	$370,497	$—	$—	$82,971,457

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity for the periods ended June 30, 2012 and September 30, 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	Non- Performing Loans	Performing Loans	Total
June 30, 2012
Owner occupied one- to four-family real estate	$38,421	$23,013,545	$23,051,966

Home equity and second mortgages	—	1,255,330	1,255,330

Secured loans	—	228,670	228,670

Unsecured improvement loans	—	9,068	9,068

	$38,421	$24,506,613	$24,545,034

	Non- Performing Loans	Performing Loans	Total
September 30, 2011
Owner occupied one- to four-family real estate	$22,459	$21,031,200	$21,053,659

Home equity and second mortgages	—	1,259,440	1,259,440

Secured loans	—	338,213	338,213

Unsecured improvement loans	—	22,111	22,111

	$22,459	$22,650,964	$22,673,423

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were no impaired loans at June 30, 2012 or September 30, 2011.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivables	Non- accrual Loans
1-4 family real estate	$1,450,495	$—	$38,421	$1,488,916	$47,944,863	$49,433,779	$38,421
Construction	—	—	—	—	1,835,450	1,835,450	—
Multi-family real estate	—	—	—	—	14,369,244	14,369,244	—
Commercial real estate	—	—	—	—	20,027,807	20,027,807	—
Home equity and second mortgages	—	—	—	—	1,255,330	1,255,330	—
Secured loans	—	—	—	—	228,670	228,670	—
Unsecured improvement loans	—	—	—	—	9,068	9,068	—
Commercial leases and loans	460,843	—	—	460,843	18,035,966	18,496,809	—
Commercial lines of credit	—	—	423,917	423,917	4,497,658	4,921,575	—

	$1,911,338	$—	$462,338	$2,373,676	$108,204,056	$110,577,732	$38,421

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivables	Non- accrual Loans
1-4 family real estate	$221,15	$—	$22,459	$243,612	$44,901,115	$45,144,727	$22,459
Construction	—	—	—	—	2,267,540	2,267,540	—
Multi-family real estate	—	—	—	—	13,494,703	13,494,703	—
Commercial real estate	—	—	—	—	20,432,896	20,432,896	—
Home equity and second mortgages	—	—	—	—	1,259,440	1,259,440	—
Secured loans	—	—	—	—	338,213	338,213	—
Unsecured improvement loans	—	—	—	—	22,111	22,111	—
Commercial leases and loans	177,541	—	—	177,541	18,168,165	18,345,706	—
Commercial lines of credit	—	—	—	—	4,339,544	4,339,544	—

	$398,694	$—	$22,459	$421,153	$105,223,727	$105,644,880	$22,459

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at June 30, 2012 and September 30, 2011 were approximately $38,400 and $22,000, respectively. The foregone interest on non-accrual loans was approximately $2,034 and $1,835 for the nine months ended June 30, 2012 and 2011, respectively. The foregone interest on non-accrual loans was approximately $674 and $907 for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and September 30, 2011, there were no loans that were 90 days or more delinquent and still accruing interest.

The following tables summarize the primary segments of the loan portfolio and allowance for loan losses. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	1-4 family real estate	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Unsecured improvement loans	Commercial leases and loans	Commercial lines of credit	Non- allocated		Total
Allowance for credit losses:
Ending balance 6/30/2012:	$328,100	$4,464	$129,323	$298,787	$6,954	$—	$—	$231,210	$—		$83,200	$1,082,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$		$—

Ending balance: collectively evaluated for impairment	$328,100	$4,464	$129,323	$298,787	$6,954	$—	$—	$231,210	$—		$83,200	$1,082,038

Loans Receivables:
Ending balance 6/30/2012	$49,433,779	$1,835,450	$14,369,244	$20,027,807	$1,255,330	$228,670	$9,068	$18,496,809	$4,921,575		$—	$110,577,732

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$		$—

Ending balance: collectively evaluated for impairment	$49,433,779	$1,835,450	$14,369,244	$20,027,807	$1,255,330	$228,670	$9,068	$18,496,809	$4,921,575		$—	$110,577,731

Allowance for credit losses:
Ending balance 9/30/2011:	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—		$59,117	$1,000,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$		$—

Ending balance: collectively evaluated for impairment	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—		$59,117	$1,000,038

Loans Receivables:
Ending balance 9/30/2011	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544	$		$105,644,880

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$		$—

Ending balance: collectively evaluated for impairment	$45,144,727	$2,267,540	$13,494,703	$20,432,896	$1,259,440	$338,213	$22,111	$18,345,706	$4,339,544		$—	$105,644,880

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

Changes in the allowance for loan losses were as follows for the three and nine months ended June 30, 2012 and 2011:

	1-4 family real estate	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Unsecured improvement loans	Commercial leases and loans	Commercial lines of credit	Non- allocated	Total
Allowance for credit losses:
Beginning Balance 10/1/2011	$308,028	$2,615	$121,452	$284,883	$7,049	$—	$—	$216,894	$—	$59,117	$1,000,038

Charge-offs	—	—	—	—	—	—	—	—	—		$—

Recoveries	—	—	—	—	—	—	—	—	—		$—

Provisions (credits)	20,072	1,849	7,871	13,904	(95)	—	—	14,316	—	24,083	$82,000

Ending balance 6/30/2012	$328,100	$4,464	$129,323	$298,787	$6,954	$—	$—	$231,210	$—	$83,200	$1,082,038

Beginning Balance 10/1/2010	$135,785	$8,941	$108,970	$292,645	$16,515	$—	$—	$285,630	$45,368	$11,184	$905,038

Charge-offs	—	—	—	—	—	—	—	—	—		$—

Recoveries	—	—	—	—	—	—	—	—	—		$—

Provisions (credits)	21,939	7,466	(13,767)	2,604	(3,351)	—	—	23,340	300	26,469	$65,000

Ending balance 6/30/2011	$157,724	$16,407	$95,203	$295,249	$13,164	$—	$—	$308,970	$45,668	$37,653	$970,038

Beginning Balance 4/1/2012	$169,382	$3,864	$107,393	$381,123	$12,713	$—	$—	$310,882	$—	$64,681	$1,050,038

Charge-offs	—	—	—	—	—	—	—	—	—		$—

Recoveries	—	—	—	—	—	—	—	—	—		$—

Provisions (credits)	158,718	600	21,930	(82,336)	(5,759)	—	—	(79,672)	—	18,519	$32,000

Ending balance 6/30/2012	$328,100	$4,464	$129,323	$298,787	$6,954	$—	$—	$231,210	$—	$83,200	$1,082,038

Beginning Balance 4/1/2011	$152,702	$17,805	$109,944	$289,248	$14,831	$—	$—	$290,666	$45,793	$19,049	$940,038

Charge-offs	—	—	—	—	—	—	—	—	—		$—

Recoveries	—	—	—	—	—	—	—	—	—		$—

Provisions (credits)	5,022	(1,398)	(14,741)	6,001	(1,667)	—	—	18,304	(125)	18,604	$30,000

Ending balance 6/30/2011	$157,724	$16,407	$95,203	$295,249	$13,164	$—	$—	$308,970	$45,668	$37,653	$970,038

Note 6—Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at June 30, 2012 and September 30, 2011 was approximately $9,346,424 and $9,961,000, respectively, with interest rates from 2.25% to6.75% and 2.75% to 7.00%, respectively. Fixed rate loan commitments at June 30, 2012 and September 30, 2011 were approximately $2,344,000 and $3,167,000, respectively, with fixed rates of interest ranging from 4.00% to 6.75% and 4.00% to 7.00%, respectively.

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

Note 7—Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and September 30, 2011 are as follows:

Description	June 30, 2012	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Mortgage-backed securities available for sale	$16,893	$—	$16,893	$—

Description	September 30, 2011	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
Mortgage-backed securities available for sale	$25,592	$—	$25,592	$—

There are no non-financial assets or liabilities measured at fair value as of June 30, 2012 or September 30, 2011.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at June 30, 2012 and September 30, 2011:

	June 30, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$15,817,185	$15,817,185	$—	$—	$15,817,185
Mortgage-backed securities	16,893	—	16,893	—	16,893
Held to maturity securities	14,275,403	—	14,396,622	—	14,396,622
Federal Home Loan Bank stock	555,800	555,800	—	—	555,800

Loans receivable, net	109,320,373	—	—	116,054,000	116,054,000
Accrued interest receivable	531,551	531,551	—	—	531,551

Financial liabilities:
Deposits	$119,771,698	$48,113,000	$—	$72,994,000	$121,107,000
Advances from borrowers for taxes and insurance	618,086	618,086	—	—	618,086
Accrued interest payable	124,174	124,174	—	—	124,174

	June 30, 2012		September 30, 2011
	Carrying	Fair Market	Carrying	Fair Market
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$15,817,185	$15,817,185	$11,347,761	$11,347,761
Mortgage-backed securities	16,893	16,893	25,592	25,592
Held to maturity securities	14,275,403	14,396,622	16,966,542	17,064,650
Federal Home Loan Bank stock	555,800	555,800	648,400	648,400
Loans receivable, net	109,320,373	116,054,000	104,455,832	109,811,000
Accrued interest receivable	531,551	531,551	613,815	613,815

Financial liabilities:
Deposits	$119,771,698.00	121,107,000	$114,748,298	$116,019,000
Advances from borrowers for taxes and insurance	618,086	618,086	472,816	472,816
Accrued interest payable	124,174	124,174	157,703	157,703

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

Note 8—Capital Requirements

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at June 30, 2012 and September 30, 2011:

							To be well Capitalized
							under Prompt
				For Capital Adequacy			Corrective Action
	Actual			Purposes			Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(in thousands)			(in thousands)			(in thousands)
As of June 30, 2012
Total capital (to risk-weighted assets)	$20,313	22.61	% >	$7,187 >	8.00	% >	8,984 >	10.00%
Tier 1 capital (to risk-weighted assets)	20,097	22.37	% >	3,594 >	4.00	% >	5,390 >	6.00%
Core (Tier 1) capital (to adjusted total assets)	20,097	13.95	% >	5,764 >	4.00	% >	7,205 >	5.00%

As of September 30, 2011
Total capital (to risk-weighted assets)	$19,121	22.51	% >	$6,795 >	8.00	% >	$8,493 >	10.00%
Tier 1 capital (to risk-weighted assets)	18,106	21.32	% >	3,397 >	4.00	% >	5,096 >	6.00%
Core (Tier 1) capital (to adjusted total assets)	18,106	13.26	% >	5,461 >	4.00	% >	6,827 >	5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of June 30, 2012 and September 30, 2011:

	June 30,	September 30,
	2012	2011
	(in thousands)	(in thousands)
Total equity	$20,313	$19,121
Unrealized (gains) on securities available-for-sale	(1)	(1)
Deferred tax asset—disallowed portion	(215)	(1,014)

Tier 1 capital	$20,097	18,106
Other Adjustments	—	—
Allowable allowances for loan and lease losses	1,082	1,000

Total regulatory capital	$21,179	$19,106

Note 9—Recent Accounting Pronouncements

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Assets increased $6.9 million, or 5.0%, to $144.4 million at June 30, 2012 from $137.5 million at September 30, 2011, primarily due to a $4.8 million increase in loans receivable, a $4.5 million increase in cash and cash equivalents, an $800,000 increase in accrued interest receivable and other assets, offset by a $2.7 million decrease in investment securities held to maturity, a $482,000 decrease in the deferred tax asset and a $93,000 decrease in Federal Home Loan Bank stock. The increase in loans was primarily due to a $4.3 million increase in one- to four-family real estate loans, an $875,000 increase in multi-family real estate, a $582,000 increase in commercial lines-of-credit, offset by a $432,000 decrease in construction loans and a $400,000 decrease in commercial real estate loans, and a $110,000 decrease in secured loans. The decrease in securities reflected the maturity of government agency debentures.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There was one non-accrual loan at June 30, 2012 totaling $38,000 or 0.03% of total loans compared to $22,000, or 0.02% of total net loans, at September 30, 2011. The non-accrual loan total for June 30, 2012 and September 30, 2011 was a one- to four-family real estate loan.

Total liabilities increased by $5.5 million, or 4.7%, to $121.6 million at June 30, 2012 from $116.1 million at September 30, 2011. This increase was primarily attributable to an increase in deposits of $5.0 million, or 4.3%, an increase of $500,000 in accrued interest payable and other liabilities and a $145,000 increase in advances from borrowers for taxes and insurance.

Stockholders’ equity increased $1.2 million to $22.7 million at June 30, 2012 from $21.5 million at September 30, 2011. The increase was primarily the result of net income totaling $1.1 million, $466,000 related to the issuance of restricted stock plan shares and $70,000 related to the ESOP offset by cash dividends of $277,000 and $125,000 in treasury stock acquired during the year.

Results of Operations for the Three and Nine Months Ended June 30, 2012 and 2011

Overview.

	Three Months Ended June 30,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net income	$352	$422
Basic earnings per share	0.28	0.34
Diluted earnings per share	0.28	0.34
Average equity to average assets	14.0%	13.5%

	Nine Months Ended June 30,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net income	$1,131	$964
Basic earnings per share	0.90	0.75
Diluted earnings per share	0.90	0.75
Average equity to average assets	14.1%	12.3%

The decrease in net income for the three months ended June 30, 2012 was primarily attributable to a $149,000 increase in tax expense, a $35,000 increase in non-interest expense, offset by a $119,000 increase in net interest income.

The increase in net income for the nine months ended June 30, 2012 was primarily attributable to a $587,000 increase in net interest income offset by a $249,000 increase in tax expense and a $155,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $119,000 to $1.4 million for the three months ended June 30, 2012 from $1.3 million for the comparable 2011 period. For the nine months ended June 30, 2012, net interest income increased $587,000 to $4.2 million from $3.6 million for the comparable 2011 period. For the three and nine month periods ended June 30, 2012, higher net interest income was the result of an increase in interest income and a decrease in interest expense. The total interest income increases for each period were primarily due to an increase in the average balance of loans. The decrease in total interest expense for the three and nine month periods ended June 30, 2012 was primarily attributable to decreases in deposit interest expense due to lower interest rates.

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income
Loans receivable	$(63)	$95	$32
Investment securities	0	(6)	(6)

Total interest-earning assets	(63)	89	26

Interest Expense:
NOW money market accounts	(19)	2	$(17)
Passbook and club accounts	(12)	3	(9)
IRA accounts	(19)	(5)	(24)
Certificates of deposit	(43)	1	(42)
CDARS	(2)	1	(1)

	(95)	2	(93)

Net change in net interest income	$32	$87	$119

	Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income
Loans receivable	$(185)	$312	$127
Investment securities	107	(6)	101

Total interest-earning assets	(78)	306	228

Interest Expense:
NOW money market accounts	(85)	(1)	$(86)
Passbook and club accounts	(45)	4	(41)
IRA accounts	(45)	(9)	(54)
Certificates of deposit	(163)	(4)	(167)
CDARS	(5)	2	(3)
Other Borrowings	(8)	1	(7)

	(351)	(7)	(358)

Net change in net interest income	$273	$313	$586

Provision for Loan Losses. The provision for loan losses for the three and nine months ended June 30, 2012, was $32,000 and $82,000, respectively, compared to $30,000 and $65,000, respectively, for the comparable 2011 periods. The increased provision in the 2012 periods reflects growth in the loan portfolio with consideration given to the absence of charge-offs and the low level of non-performing loans and classified and criticized assets.

There was a $38,000 non-performing loan at June 30, 2012 compared to a $22,000 non-performing loan at September 30, 2011. There were no net charge-offs for the three and nine months ended June 30, 2012 and 2011.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and nine months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Fees on deposit accounts	$9,108	$8,047	$1,061	13.2%
Other income	11,305	15,772	(4,467)	(28.3)%

Total non-interest income	$20,413	$23,819	$(3,406)	(14.3)%

	Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Fees on deposit accounts	$26,719	$23,223	$3,496	15.1%
Other income	32,949	35,852	(2,903)	(8.1)%

Total non-interest income	$59,668	$59,075	$593	1.0%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and nine months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Salary and Benefits	$436,076	$418,218	$17,858	4.3%
Occupancy	100,197	80,897	19,300	23.9%
Data Processing	58,056	57,813	243	0.4%
Professional fees	76,134	92,161	(16,027)	-17.4%
FDIC insurance premiums	16,955	33,036	(16,081)	-48.7%
Other	133,498	102,481	31,017	30.3%

Total non-interest expense	$820,916	$784,606	$36,310	4.6%

Salaries and benefits expense increased $18,000 for the three months ended June 30, 2012 due primarily to a $17,000 increase in salary and benefits expense, an $11,000 increase in retirement fund contributions, an $11,000 increase in employee stock ownership plan expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion and $16,000 related to the new restricted stock program. Professional fees decreased $16,000 due to less SEC public document filing costs. FDIC insurance premiums decreased $16,000 due to a lower assessment rate.

	Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Salary and Benefits	$1,346,523	$1,227,642	$118,881	9.7%
Occupancy	282,557	257,263	25,294	9.8%
Data Processing	167,122	156,718	10,404	6.6%
Professional fees	207,766	204,483	3,283	1.6%
FDIC insurance premiums	44,138	106,216	(62,078)	-58.4%
Other	318,761	257,664	61,097	23.7%

Total non-interest expense	$2,366,867	$2,209,986	$156,881	7.1%

Salaries and benefits expense increased due primarily to a $57,000 increase in salary and benefits expense, a $32,000 increase in retirement fund contributions, an $15,000 increase in employee stock ownership expense related to the new employee stock ownership plan implemented in connection with the Bank’s second-step conversion and $16,000 related to the new restricted stock program. FDIC insurance premiums decreased $62,000 due to a lower assessment rate. Occupancy increased $25,000 as a result of building repairs.

Income Taxes. Income tax expense was $217,000 and $693,000, respectively, for the three and nine month periods ended June 30, 2012, compared to $68,000 and $444,000 for the comparable periods in 2011. The increase in income tax expense in the 2012 periods was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at 38%.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $15.8 million. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $12.8 million from the Federal Home Loan Bank of Pittsburgh. At June 30, 2012, we had no Federal Home Loan Bank advances outstanding.

At June 30, 2012, we had $9.3 million in loan commitments outstanding, which consisted of commitments to grant $2.7 million in loans and $777,000 in commercial leases. At June 30, 2012, we had $4.5 million in undisbursed lines of credit, $312,000 in undisbursed loans in process and $985,000 in undisbursed construction loans.

Certificates of deposit due within one year of June 30, 2012 totaled $37.7 million, representing 54.0% of certificates of deposit, and 31.5% of total deposits at June 30, 2012. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2013.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of liquidity will be the proceeds it retained from the stock offering and, in the future, dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Office of the Comptroller of the Currency but with prior notice to the Office of the Comptroller of the Currency, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2012, the Company had $1.8million in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of June 30, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.61%, 22.37% and 12.56%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At June 30, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended June 30, 2012, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, as filed with the SEC on December 29, 2011. As of June 30, 2012, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publically Announced Plans or Programs	(d) Maximum Number of Shares Yet To Be Purchased Under the Plans or Programs
April 1 through April 30, 2012 (1)	—	$—	—	128,194

May 1 through May 31, 2012 (1)	5,000	$15.02	5,000	123,194

June 1 through June 30, 2012 (1)	292	$14.75	292	122,902

Total	5,292		5,292

(1)	On February 22, 2012 authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

10.0	Eureka Financial Corp. Equity Incentive Plan+ (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
+	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.
(2)	Incorporated herein by reference to the appendix to the Company’s definitive proxy materials as filed with the Securities and Exchange Commission on March 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: August 14, 2012	By:	/s/ Edward F. Seserko
Edward F. Seserko President and Chief Executive Officer (principal executive officer)

Dated: August 14, 2012	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)