Form 10-K
period 2012-09-30
Eureka Financial Corp.
filed 2012-12-28
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2012 was $15,372,000.

The number of shares outstanding of the registrant’s common stock as of December 7, 2012 was 1,325,397.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

General

Eureka Financial Corp. (the “Company”) was incorporated in September 2010 to be the stock holding company of Eureka Bank (the “Bank”) upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization, which occurred on February 28, 2011, and to serve as the successor entity to old Eureka Financial Corp., a federally chartered corporation previously existing as the mid-tier holding company for the Bank. In connection with the Bank’s conversion, 763,635 shares of Company common stock, par value $0.01 per share, were sold in a subscription and community offering for $10.00 per share. In addition, approximately 551,070 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of old Eureka Financial Corp. held by persons other than Eureka Bancorp, MHC, the former mutual holding company of the Bank.

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

Our market area did not fully benefit from the national economic expansion nor has our market area been as negatively impacted as other parts of the country during the recent economic recession. As a result of the recession, the national unemployment rate increased to over 10% and real estate prices across the country have declined substantially in many markets. Our market area was not insulated from the impact of the economic downturn. While still dramatically higher than a couple of years ago, our market area’s unemployment rates have generally fared slightly better than Pennsylvania and nationally. As of September 2012, U.S. Department of Labor statistics reflected that Allegheny County had an unemployment rate of 6.6% compared to Pennsylvania and national unemployment rates of 8.2% and 7.6%, respectively.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. As of June 30, 2012, the most recent date for which information is available, we held 0.16% of the deposits in Allegheny County. In addition, larger banks such as PNC Bank, Citizens Bank, Dollar Bank, First Niagara Bank and First Commonwealth Bank, also operate in our market areas. These institutions are significantly larger than we are and, therefore, have greater resources.

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

We generally do not make one- to four-family fixed rate residential loans with loan-to-value ratios exceeding 80% of the lesser of the appraised value or purchase price at the time the loan is originated. However, we have the ability to originate one- to four-family residential loans of up to 95% of the value of properties located in our primary market area for qualified first-time home buyers and do not require private mortgage insurance on these loans. At September 30, 2012, we had no residential loans with a loan-to-value ratio exceeding 95% at the time of origination. We require properties securing mortgage loans to be appraised by an independent appraiser approved by us. In addition, we generally require title insurance on all first mortgage loans. Borrowers must also generally obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan. Our one- to four-family residential mortgage loans also generally include due-on-sale clauses, which permit us to deem a loan immediately due and payable if the borrower transfers ownership of the property securing the loan without our consent.

At September 30, 2012, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $948,000 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing accordance with its contractual terms at September 30, 2012.

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

At September 30, 2012, our largest outstanding multi-family or commercial real estate loan was a participation interest of $1.7 million secured by an apartment building located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2012.

Commercial Leases and Lines of Credit. We purchase, through an unrelated party with whom we have worked for the past twelve years, commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than traditional one- to four-family residential mortgage loans. The commercial leases we purchase generally have a two- to seven-year amortization period and the balances on these loans generally range from $25,000 to $1.0 million. At September 30, 2012, our largest aggregate exposure to one commercial lease borrower was $2.1 million. The commercial leases comprising this relationship were made to a borrower located in the Pittsburgh metropolitan area and are secured by industrial equipment. To a significantly lesser extent, we also originate comparable commercial leases to qualified borrowers. At September 30, 2012, our originated commercial leases totaled $1.2 million. Our purchased commercial leases, which totaled $16.7 at September 30, 2012, are originated by a leasing corporation that services the loans and remits payments from the borrowers to us. These loans are generally secured by, among other things, equipment, machinery, computers, medical devices and school buses, and some are personally guaranteed by the lessor. We generally maintain a first lien on the collateral securing the loans. Our commercial leases are primarily made to tool and die companies, hospitals, universities, machine tool shops and schools. These leases generally have higher loan-to-value ratios than residential mortgages and repayment is typically dependent upon the success of the borrower’s business.

We also originate adjustable-rate commercial lines of credit to business customers with interest rates based on the prime rate, as published in the Wall Street Journal. Our commercial lines of credit permit borrowers to make monthly interest only payments and are generally secured by commercial, investment or residential real estate and accounts receivable. At September 30, 2012, the outstanding balance of our commercial lines of credit was $5.3 million, with $4.3 million remaining in available credit.

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

At September 30, 2012, our largest outstanding residential construction loan had an outstanding balance of $362,000 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2012.

Consumer Loans. To a lesser extent, we also offer a variety of consumer loans, including home equity loans, lines of credit and home improvement loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We offer fixed-rate home equity loans to applicants who maintain owner-occupied or single-family dwellings. Generally, the amount of the home equity loan is based on the total indebtedness of the property and, when combined with the first mortgage loan on the property, will not exceed 80% of the appraised value of the property. We also offer home equity lines of credit with maximum line amounts of $100,000 and minimum line amounts of $10,000. In addition, we offer unsecured improvement and share and passbook loans to qualifying borrowers. At September 30, 2012, we had a total of $3,400 in unsecured consumer loans.

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

At September 30, 2012, we were a participating lender on 15 loan relationships with two local financial institutions totaling $9.9 million, which are secured primarily by commercial real estate. These loans are being serviced by the lead lender. We expect to continue to purchase similar participation interests when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

From time to time we will also sell participation interests in loans where we are the lead lender and servicer. At September 30, 2012, we were the lead lender on two loan relationships totaling $4.0 million, of which we owned $2.0 million and serviced $2.0 million for another bank. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate loans that approach or exceed our lending limits.

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

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited by regulation to 15% of our stated capital and reserves. At September 30, 2012, our general regulatory limit on loans to one borrower was approximately $3.1 million. At that date, our largest lending relationship consisted of five loans totaling $2.6 million, which were primarily secured by multi-family properties. These loans were performing in accordance with their contractual terms at September 30, 2012.

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

Our investment policy requires us to maintain a portfolio with a 100 basis point spread over the current passbook rate. We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, mortgage-backed securities, mortgage derivative securities and stocks, municipal bonds, mutual funds and debentures which are backed by government related agencies. However, we had no investments in mortgage derivative securities at September 30, 2012 and currently have no intention of purchasing theses types of securities. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

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

At September 30, 2012, our investment portfolio had an amortized cost of $13.9 million and a fair value of $14.0 million and consisted primarily of government agency debentures.

Deposit Activities and Other Sources of Funds

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. We attract deposits in our primary market area through advertising and through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. At September 30, 2012, we had two customers with deposit balances totaling $2.1 million invested through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive Federal Deposit Insurance Corporation insurance on deposits up to $50.0 million. At September 30, 2012, we did not maintain any brokered deposits other than these CDARS deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing on a monthly basis. Our current strategy is to offer competitive rates and to be in the middle to top third of the market for rates on a variety of retail and business deposit products.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh to provide additional liquidity, aside from deposits, to fund our loans and investments. As of September 30, 2012, we had no outstanding borrowings with the Federal Home Loan Bank of Pittsburgh.

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

Below is information regarding our executive officer who is not also a director. Age is as of September 30, 2012.

Gary B. Pepper is Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Pepper has been employed by the Bank since 1991 and has served in various positions with the Bank since that time. He is also the President of the Financial Security Officers Association of Western Pennsylvania. Age 54.

Personnel

As of September 30, 2012, we had 16 full-time employees and 6 part-time employees. We believe our relationship with our employees is good.

Regulation and Supervision

The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to test the Bank’s safety and soundness and compliance with various laws and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or through legislation, could have a material adverse impact on our operations. The Company, as a savings and loan holding company, is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. To the extent statutory or regulatory provisions are described in this section, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and the responsibility for the supervision and regulation of federal savings banks was transferred on July 21, 2011 to the Office of the Comptroller of the Currency. On the same date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System.

Additionally, the Dodd-Frank Act created a Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions, such as the Bank, are governed by federal laws and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain types of lending authority for federal associations, e.g., commercial, non-residential real property and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limits on loans to one borrower. A savings institution may generally not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the Bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if secured by readily-marketable collateral. Our legal lending limit was approximately $3.1 million at September 30, 2012. However, our maximum exposure to any one borrower did not exceed $2.6 million at September 30, 2012.

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test. Under the test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law and could impose dividend limitations. As of September 30, 2012, the Bank met the QTL test.

Limitations on Capital Distributions. Federal regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Federal Reserve Board is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide prior notice to the Federal Reserve Board of the capital distribution since it is a subsidiary of the holding company. Notice must also be provided to the OCC. If the Bank’s capital fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly thrift financial report, financial condition and the complexity of its portfolio.

Community Reinvestment Act. The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. The Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Transactions with Related Parties. The Bank’s authority to engage in certain transactions with “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities controlled by such persons, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. There are additional restrictions on extensions of credit to executive officers.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may include the issuance of a capital directive or cease and desist order, removal of officers and/or directors, institution of receivership, conservatorship, or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that an enforcement action be taken with respect to a particular savings institution. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has the authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of the Comptroller of the Currency determines that an institution fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Capital Requirements. Applicable capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage capital ratio (3% for institutions receiving the highest rating in the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight of 0% to 100%, as assigned by the capital regulation based on the risks believed are inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include capital instruments such as cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock. The allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets. Up to 45% of unrealized gains in available-for-sale securities with readily determinable fair values is also includable as supplementary capital. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At September 30, 2012, the Bank met each of its capital requirements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States. Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer;

•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer; and

•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S. Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

Prompt Corrective Regulatory Action. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of under-capitalization. Generally, a savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized, or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The initial base assessment rate ranges from five to 35 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones. No institution may pay a dividend if in default of the federal deposit insurance assessment.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank participates in the unlimited noninterest bearing transaction account coverage. The Bank and the Company opted not to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest bearing transactions accounts through December 31, 2012.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2012 of $503,600.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied over $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

Other Regulations. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Truth in Savings Act;

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

The operations of the Bank also are subject to the:

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

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

The Company is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

Pursuant to federal law and regulations and policy, a savings and loan holding company such as the Company may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board considers among other things, the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions; (1) the approval of interstate supervisory acquisitions by savings and loan holding companies and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. That will eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies. However, under the most recent Notice of Proposed Rulemaking issued by the Federal Reserve Board, savings and loan holding companies may be subject to regulatory capital requirements before the end of the five-year period.

The Dodd-Frank Act also extends the “source of strength” doctrine to include savings and loan holding companies. The federal regulatory agencies are required to issue joint rules requiring all holding companies to serve as a source of strength for depository institution subsidiaries by providing capital, liquidity and other support in times of financial distress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Acquisition of the Company. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the Federal Reserve Board if any person (including a company), or a group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change in control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effect of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

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

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1,000,000 of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

State Taxation

The Company is subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2012 and 2011 was 9.99% and was imposed on the Bank’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.	RISK FACTORS

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

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

At September 30, 2012, $59.8 million, or 52.6%, of our loan portfolio consisted of multi-family and commercial real estate loans, commercial leases and commercial lines of credit. Commercial lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or multi-family and commercial real estate loans, commercial leases and lines of credit may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

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

Our procedures for managing interest rate risk exposure involve monitoring exposure to interest rate increases and decreases of as much as 300 basis points ratably over a 12-month period. We report on a quarterly basis the impact on forecasted one year net portfolio value of a immediate and sustained increase of up to 300 basis points in interest rates or a 100 basis point decrease in interest rates. As of June 30, 2012, the simulations indicated that the impact of a 300 basis point increase in rates over 12 months would result in an approximate 15.8% decrease in net portfolio value and that the impact of a 100 basis point decrease in rates over 12 months would result in an approximate 2.3% decrease in the economic value of equity.

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2012, $52.0 million, or 45.7%, of our loan portfolio consisted of residential mortgage loans, and $1.3 million, or 1.1%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Financial regulatory reform may have a material impact on the Company’s operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision, which formerly regulated the Bank, was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Board of Governors of the Federal Reserve Board System. The Dodd-Frank Act also created a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The federal preemption of state laws that was formerly accorded federally chartered depository institutions was reduced as well and State Attorneys General now have greater authority to bring a suit against a federally chartered institution for violations of certain state and federal consumer protection laws. The Dodd-Frank Act also imposed consolidated capital requirements on savings and loan holding companies effective no more than five years from the date of enactment. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2012, the most recent date for which information is available, we held 0.16% of the deposits in Allegheny County, in which both of our offices are located. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our two full-service banking offices in Pittsburgh. We own our main office and lease our Shaler office. The lease expires in 2017. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $1.2 million at September 30, 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EKFC.” The Company completed its initial public offering on February 28, 2011 and began to be quoted on the Over-the-Counter Bulletin Board on March 1, 2011. The following table sets forth the high and low sales prices of the Company’s common stock for the past two fiscal years, as well as corresponding cash dividends per share for each quarterly period. Prices prior to March 1, 2011 are for old Eureka Financial Corp. and have been adjusted for the exchange ratio applied as part of the second-step conversion.

			Dividend Paid
	High	Low	Per Share
Year Ended September 30, 2012
Fourth quarter	$15.85	$14.95	$0.07
Third quarter	15.25	14.50	0.07
Second quarter	14.95	12.75	0.07
First quarter	12.75	12.10	0.07

			Dividend Paid
	High	Low	Per Share
Year Ended September 30, 2011
Fourth quarter	$12.75	$12.10	$0.07
Third quarter	13.00	12.05	0.07
Second quarter	12.75	11.60	0.07
First quarter	20.00	13.25	0.15

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

As of December 7, 2012, the Company had approximately 368 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2012.

				(d)
			(c)	Maximum Number (or
			Total Number of	Appropriate Dollar
	(a)	(b)	Shares (or units)	Value) of Shares (or
	Total number of	Average Price Paid	Purchased as Part of	units) that May Yet Be
	Shares (or Units)	per Share	Publically Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs	Plans or Programs
July 1, 2012 through July 31, 2012	600	$15.00	600	122,303
August 1, 2012 through August 31, 2012	9,640	$15.37	9,640	112,663
September 1, 2012 through September 30, 2012	1,045	$15.25	1,045	111,618

Total	11,285		11,285	111,618

(1)	On February 22, 2012, the Company’s board of directors authorized a stock repurchase program to acquire up to 10% or 131,470 shares of the Company’s outstanding common stock. The repurchase program became effective on March 1, 2012. The repurchase program will continue until it is completed or terminated by the board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At or for the Year Ended
	September 30,
	2012	2011
	(In thousands, except per
	share data)
Financial Condition Data:
Total assets	$138,489	$137,515
Cash and cash equivalents	8,110	11,348
Securities held-to-maturity	13,874	16,967
Loans receivable, net	112,440	104,456
Deposits	114,497	114,784
Total stockholders’ equity	22,386	21,465

Operating Data:
Interest income	$6,908	$6,710
Interest expense	1,311	1,746

Net interest income	5,597	4,964
Provision for loan losses	142	95

Net interest income after provision for loan losses	5,455	4,869
Other income	125	83
Non-interest expense	3,306	3,016

Income before income tax expense	2,274	1,936
Income tax expense	812	619
Net income	$1,462	$1,317

Per Share Data:
Earnings per share, basic	$1.17	$1.05
Earnings per share, diluted	1.17	1.05
Dividends	0.28	0.36

	At or for the Year Ended
	September 30,
	2012	2011
Performance Ratios:
Return on average assets	1.05%	0.97%
Return on average equity	6.58	7.66
Dividend payout ratio (1)	23.93	27.02
Interest rate spread (2)	3.95	3.57
Net interest margin (3)	4.23	3.79
Non-interest expense to average assets	2.37	2.22
Efficiency ratio (4)	57.77	59.76
Average interest-earning assets to average interest-bearing liabilities	118.35	116.19
Average equity to average assets	15.92	12.64

Capital Ratios:
Total equity to total assets	16.16	15.61
Tier 1 capital (to adjusted assets) (5)	14.85	13.26
Tier 1 capital (to risk-weighted assets) (5)	22.54	21.32
Total risk-based capital (to risk-weighted assets) (5)	23.77	22.51

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.00	0.95
Allowance for loan losses as a percent of non-performing loans and accruing loans of 90 days or more past due	173.03	4,545.45
Net charge-offs to average outstanding loans during the period	—	—
Non-performing loans as a percent of total loans	0.58	0.02
Non-performing loans as a percent of total assets	0.48	0.02

(1)	The dividend payout ratio represents the dividend declared per share divided by net income per share. The following table sets forth aggregate cash dividends paid per period, which is calculated by multiplying the dividend declared per share by the number of shares outstanding as of the applicable record date:

	For the Year Ended September 30,
	2012	2011
Dividends paid to public stockholders	$370,176	$355,737
Dividends paid to Eureka Bancorp, MHC	—	—

Total dividends paid	$370,176	$355,737

(2)	Payments listed above exclude cash dividends waived by Eureka Bancorp, MHC, the Bank’s former mutual holding company, of $109,536 during the year ended September 30, 2011. Eureka Bancorp, MHC began waiving dividends in March 1999 and had waived dividends totaling $7.9 million before its merger out of existence in connection with the Company’s second-step conversion on February 28, 2011.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Represents net interest income as a percent of average interest-earning assets.
(5)	Represents non-interest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities.
(6)	Ratios are for the Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Non-performing loans and accruing loans delinquent 90 days or more were 0.58% and 0.02% of our total loan portfolio at September 30, 2012 and 2011, respectively. Although we intend to continue our efforts to originate commercial real estate and business loans after the offering, we intend to continue our philosophy of managing lending risks through our conservative approach to lending.

•

Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 37.3% of our total deposits at September 30, 2012. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.

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

•

Continued expense control. Management continues to focus on the level of non-interest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Our efficiency ratio was 57.77% and 59.76% for the years ended September 30, 2012 and 2011, respectively.

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

Financial Condition

General. At September 30, 2012, assets were $138.5 million, an increase of $1.0 million from $137.5 million at September 30, 2011 due to an increase in loans, offset by a decrease in securities. Securities decreased $3.1 million, or 18.4%, during the year ended September 30, 2012 primarily as a result of maturities, calls, and principal repayments of $16.5 million, offset by purchases of $13.4 million in longer-term government agency debentures, reflecting investment of excess deposits. Loans receivable, net, increased by $7.9 million to $112.4 million at September 30, 2012 from $104.5 million at September 30, 2011, primarily due to increases in commercial leases and loans, one- to- four—family and construction loans. These increases were primarily the result of our continued offering of competitive rates, strong customer service and continued borrowings by long-standing relationships, as well as improvements in market conditions and loan demand. Cash and cash equivalents decreased by $3.2 million, or 28.5%, as excess cash was used to fund loan growth.

Liabilities were $116.1 at September 30, 2012 and September 30, 2011. Deposits decreased $300,000 to $114.5 million during the year ended September 30, 2012 primarily as a result of a decrease in NOW and money market accounts.

Stockholders’ equity increased $900,000 to $22.4 million at September 30, 2012 from $21.5 million at September 30, 2011. The increase was primarily the result of net income of $1.5 million, offset by dividends of $0.28 per share at a cost of $370,000 and the repurchase of 19,833 shares at a cost of $300,000.

Loans. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2012		2011
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family real estate—owner occupied	$22,841	20.08%	$22,650	21.44%
One-to four-family real estate—non-owner occupied	29,150	25.62	24,091	22.80
Construction	448	0.39	261	0.25
Multi-family and commercial	35,094	30.85	34,337	32.50

Total real estate loans	87,533	76.94	81,339	76.98

Consumer loans:
Home equity loans, home equity lines and second mortgages	1,261	1.11	1,282	1.21
Other	270	0.24	338	0.32

Total consumer loans	1,531	1.35	1,620	1.53

Commercial leases and lines of credit (2)	24,695	21.71	22,686	21.47

Total loans	113,759	100.00%	105,645	100.00%

Less:
Deferred loan premiums and origination fees, net	(177)		(189)
Allowance for loan losses	(1,142)		(1,000)

Net loans	$112,440		$104,456

(1)	Amounts listed are net of undisbursed portions.
(2)	Includes $17.9 million and $16.9 million in commercial leases at September 30, 2012 and 2011, respectively.

Loan Maturity. The following tables set forth certain information at September 30, 2012 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	September 30, 2012
	One- to- Four Family Real Estate - Owner Occupied	One- to-Four Family Real Estate - Non-Owner Occupied	Construction	Multi-Family Real Estate	Commercial Real Estate	Home Equity and Second Mortgages	Secured Loans	Commercial Loans and Leases	Commercial Lines of Credit	Total Loans
	(in thousands)
Amounts due in:
One year or less	$451	$12	$—	$20	$391	$12	$8	$1,046	$5,283	$7,223
More than one year to two years	6	101	—	101	—	21	10	3,067	—	3,306
More than two year to three years	32	169	448	222	1,270	37	53	3,602	—	5,833
More than three years to five years	185	845	—	405	947	120	116	10,121	—	12,739
More than five years to ten years	3,628	4,605	—	3,780	5,248	391	—	1,575	—	19,227
More than ten years to fifteen years	3,860	15,010	—	3,614	8,513	—	83	—	—	31,080
More than fifteen years	14,679	8,408	—	6,039	4,544	681	—	—	—	34,351

Total	$22,841	$29,150	$448	$14,181	$20,913	$1,262	$270	$19,411	$5,283	$113,759

The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2012 that are due after September 30, 2013 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(in thousands)
Real estate loans:
One-to four-family real estate—owner occupied	$22,390	$—	$22,390
One-to four-family real estate—non-owner occupied	25,713	3,426	29,139
Construction	—	448	448
Multi-family real estate	8,941	5,220	14,161
Commercial real estate	9,749	10,774	20,523
Home equity and second mortgages	569	681	1,250
Secured loans	262	—	262
Commercial loans and leases	18,365	—	18,365
Commercial lines of credit	—	5,283	5,283

Total loans	$85,989	$25,832	$111,821

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2012		2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)
Securities held-to-maturity:
Obligations of state and political subdivisions	$1,426	$1,452	$498	$517
U.S government agency securities	12,448	12,524	16,469	16,548

Total held-to-maturity securities	13,874	13,976	16,967	17,065

Freddie Mac mortgage-backed certificates	1	2	6	6
Fannie Mae mortgage-backed certificates	13	14	18	19

Total available-for-sale securities	14	16	24	25

Total securities	$13,888	$13,992	$16,991	$17,090

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $502,600 at September 30, 2012. The Federal Home Loan Bank of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

At September 30, 2012, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at September 30, 2012.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2012. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

			More than		More than
	One Year or Less		1 Year to 5 Years		5 Years to 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Obligations of state and political subdivisions	$—	—%	$—	—%	$—	—%	$1,426	4.09%	$1,426	4.09%
U.S. government agency securities	—	—	—	—	—	—	12,448	3.92%	12,448	3.92%
Freddie Mac certificates	—	—	1	9.50%	—	—	—	—%	1	9.50%
Fannie Mae certificates	—	—	—	—	8	6.95%	5	6.50%	13	6.80%

Total securities	$—		$1		$8		$13,879		$13,888

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash and interest-bearing deposits in other banks. Cash and cash equivalents decreased $3.2 million to $8.1 million during the year ended September 30, 2012 primarily as a result of decreased cash balances in interest-bearing accounts in other banks.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and businesses within our primary market area.

The following table sets forth the balances of our deposit products at the dates indicated.

	At September 30,
	2012		2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Non-interest-bearing demand deposits	$4,108	—%	$3,385	—%
Interest-bearing demand deposits	18,188	0.20	23,339	0.22
Savings accounts	20,454	0.15	18,845	0.15
Time deposits	71,747	1.69	69,215	1.93

Total	$114,497		$114,784

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2012. Jumbo certificates of deposit require minimum deposits of $100,000.

Jumbo
Certificates of
Maturity Period at September 30, 2012	Deposits
(In thousands)
Three months or less	$8,196
Over three months through six months	4,639
Over six months through twelve months	4,051
Over twelve months	14,579

Total	$31,465

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
	2012	2011
	(In thousands)
0.00% - 1.00%	$26,976	$15,842
1.01% - 2.00%	9,757	28,021
2.01% - 3.00%	27,630	17,282
3.01% - 4.00%	3,780	2,629
4.01% - 5.00%	666	2,186
5.01% - 6.00%	2,938	3,255

Total	$71,747	$69,215

The following table sets forth the amount and maturities of time deposits classified by rates at September 30, 2012.

	Amount Due					Percent of
		More Than	More Than			Total Time
	Less than	One Year to	Two Years to	More Than		Deposit
	One Year	Two Years	Three Years	Three Years	Total	Accounts
			(Dollars in thousands)
0.00% - 1.00%	$24,428	$2,547	$—	$1	$26,976	37.6%
1.01% - 2.00%	3,843	2,138	1,640	2,136	9,757	13.6
2.01% - 3.00%	7,985	6,731	2,975	9,939	27,630	38.5
3.01% - 4.00%	1,034	692	212	1,842	3,780	5.3
4.01% - 5.00%	314	229	115	8	666	0.9
5.01% - 6.00%	1,331	1,061	517	29	2,938	4.1

Total	$38,935	$13,398	$5,459	$13,955	$71,747	100.0%

Borrowings. Eureka Bank did not obtain additional long-term borrowings during the years ended September 30, 2012 or 2011 from either the Federal Home Loan Bank or other lenders as funds generated from additional deposits were sufficient to support asset growth.

	At or for the Years Ended September 30,
	2012	2011
	(Dollars in thousands)
Maximum amount of advances outstanding at any month end during the period	$—	$1,000
Average advances outstanding during the period	—	83
Weighted average interest rate during the period	—%	0.56%
Balance outstanding at end of period	$—	$—
Weighted average interest rate at end of period	—%	—%

Results of Operations for the Years Ended September 30, 2012 and 2011

Overview.

	Years Ended September 30,
	2012	2011
	(Dollars in thousands, except per share amounts)
Net Income	$1,462	$1,317
Basic and diluted earnings per share	1.17	1.05
Average equity to average assets	15.92%	12.64%

For the year ended September 30, 2012, net income increased to $1.5 million from $1.3 for the 2011 fiscal year primarily as a result of an increase in net interest income, offset by increased non-interest expense.

Net Interest Income. For the year ended September 30, 2012, net interest income increased $634,000 compared to the year ended September 30, 2011 due to an increase in interest income and a decrease in interest expense.

Interest income increased $198,000 to $6.9 million for the year ended September 30, 2012 from $6.7 million for the year ended September 30, 2011. This increase was primarily the result of a $124,000 increase in interest income on loans to $6.2 million from $6.1 million for fiscal 2011, as a result of a $6.8 million increase in the average balance of loans receivable, partially offset by a 26 basis point decrease in the average yield. Interest income on securities and interest-bearing deposits increased $74,000 from $593,000 to $667,000 for fiscal 2012 as a result of a $5.4 million decrease in the average balance and a 76 basis point increase in the average yield.

Interest expense decreased $436,000 for the year ended September 30, 2012 compared to the year ended September 30, 2012. The average cost of interest-bearing liabilities decreased 38 basis points to 1.17% from 1.55% in fiscal 2011 while average interest-bearing liabilities decreased $882,000 in fiscal 2012 to $111.9 million from $112.8 million in fiscal 2011. The decrease in the average cost of deposits was primarily due to a $198,000 decrease in interest paid on certificates of deposit due to a 33 basis point decrease in the average cost.

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

	At September 30, 2012		2012			2011
		Actual			Average			Average
	Actual	Yield/	Average		Yield/	Average		Yield/
	Balance	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Loans receivable (1)	$112,440	5.55%	$108,371	$6,241	5.76%	$101,581	$6,117	6.02%
Investments securities and interest bearing deposits (2)	21,918	3.04	24,069	667	2.77	29,472	593	2.01

Total interest-earning assets	134,358	5.14	132,440	6,908	5.22	131,053	6,710	5.12
Non-interest earning assets	4,131		6,993			4,922

Total Assets	$138,489		$139,433			$135,975

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$18,188	0.26%	$21,933	48	0.22%	$23,395	148	0.63%
Passbook and club accts	20,454	0.15	19,942	30	0.15	18,644	77	0.41
IRA accounts	9,046	2.54	8,987	230	2.56	9,409	309	3.28
Certificates of deposit	60,569	1.63	59,189	986	1.67	59,202	1,184	2.00
CDARS	2,132	0.75	1,857	16	0.86	1,650	21	1.27
Other liabilities	—	—	—	—	—	490	7	1.43

Total interest-bearing liab.	110,389	1.19	111,908	1,310	1.17	112,790	1,746	1.55
Non-interest bearing liabilities	5,714		5,322			5,999

Total Liabilities	116,103		117,230			118,789
Stockholders’ equity (3)	22,386		22,203			17,186

Total Liabilities and stockholders’ equity	$138,489		$139,433			$135,975

Net interest income				$5,598			$4,964
Interest rate spread (4)		3.95%			4.05%			3.57%

Net yield on interest-earning assets (5)		4.17%			4.23%			3.79%

Ratio of average interest-earning assets to average interest-bearing liabilities		121.71%			118.35%			116.19%

(1)	Average balances include non-accrual loans with respect to which income is recognized on a cash basis.
(2)	Includes interest-bearing deposits in other financial institutions, investment securities and mortgage-backed securities
(3)	Includes unrealized gains on available for sale securities.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended
	September 30, 2012
	Compared to Year
	Ended September 30, 2011
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(274)	$398	$124
Investment securities	196	(122)	74

Total interest-earning assets	(78)	276	198

Interest Expense:
NOW accounts	(91)	(9)	(100)
Passbook & club accounts	(52)	5	(47)
IRA Accounts	(66)	(13)	(79)
Certificates of deposit	(198)	—	(198)
CDARS	(7)	2	(5)
Other liabilities	(4)	(3)	(7)

Total interest-bearing liabilities	(418)	(18)	(436)

Net change in interest income	$340	$294	$634

Provision for Loan Losses. For the year ended September 30, 2012, the provision for loan losses increased $47,000 to $142,000 from $95,000 for the year ended September 30, 2011. The increase in the provision for loan losses was due to an increase of $8.0 million in net loans receivable for the year ended September 30, 2012 and an offset by an increase in non-performing loans. The risk-based approach to calculating the loan portfolio’s general valuation allowance assigns a risk classification and subsequent reserve percentage to every loan, either individually or as a classification, that is in our portfolio. Individual loan risk classifications are adjusted annually, on an as needed basis, when the loans are internally and externally reviewed. Non-performing loans increased $638,000 to $660,000 at September 30, 2012 from $22,000 at September 30, 2011. We had no charge-offs for the years ended September 30, 2012 and 2011.

An analysis of the changes in the allowance for loan losses is presented under “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. The following table shows the components of non-interest income for the years ended September 30, 2012 and 2011.

	Years Ended
	September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Fees on NOW accounts	$35	$33	$2	6.1%
Other income	90	50	40	80.0

Total non-interest income	$125	$83	$42	50.6%

Non-interest income increased $42,000 for the year ended September 30, 2012 compared to the year ended September 30, 2011 due to an increase in other income as a result of a $45,000 increase in the cash surrender value of life insurance policies related to the deferred compensation arrangement.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended September 30, 2012 and 2011.

	Years Ended
	September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Salary and benefits	$1,875	$1,720	155	9.0%
Occupancy	377	348	29	8.3
Data processing	241	231	10	4.3
Professional fees	292	273	19	7.0
FDIC insurance premiums	63	108	(45)	(41.7)
Charitable Contributions	87	11	76	690.9
Other	371	325	46	14.2

Total non-interest expense	$3,306	$3,016	290	9.6%

The increase in non-interest expense for the year ended September 30, 2012 was primarily due to a $155,000 increase in salary and benefits expense, and a $76,000 increase in charitable contributions. The increase in salary and benefits expense was related to an $119,000 increase in expense related to the ESOP and incentive benefit plans and a $36,000 increase in salary expense. The increase in occupancy expense was due to additional office building expenses. The increase in data processing expense was related to additional technology services. Professional fees increased due to additional costs associated with public company filings and regulatory compliance. FDIC insurance premiums decreased as a result of the revised assessment calculation. Charitable contributions increased as a result of a $75,000 donation related to the state’s education tax credit program.

Income Taxes. We recorded income tax expense of $812,000 for the year ended September 30, 2012 compared to an income tax expense of $619,000 for the year ended September 30, 2011. This change in the provision for income taxes was primarily related to an increase in income before tax. The effective tax rate for fiscal 2012 was 35.71% compared to 31.98% for the 2011 fiscal year. The increase in the effective tax rate was primarily related to an increase in income before tax.

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

	At September 30,
	2012	2011
	(Dollars in thousands)
Non-accruing loans:
One-to-four family real estate	$660	$22

Total	660	22

Assets acquired through foreclosure	—	—

Total non-performing assets	$660	$22

Total non-performing loans to total loans	0.58%	0.02%
Total non-performing loans to total assets	0.48	0.02
Total non-performing assets to total assets	0.48	0.02

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses — Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended September 30, 2012 and 2011 had non-accruing loans been current according to their original terms was approximately $12,000 and $1,000, respectively. Interest income included in net income for these loans for the years ended September 30, 2012 and 2011 was $24,000 and $1,000, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2012	2011
	(In thousands)
Special mention assets	$504	$650
Substandard assets	1,084	393
Doubtful assets	—	—
Loss	—	—

Total criticized and classified assets	$1,588	$1,043

At September 30, 2012, substandard assets were comprised of a $660,000 one-to four-family residential loan and $424,000 in commercial leases and loans. At September 30, 2011, substandard assets were comprised of $22,000 in a one-to-four-family residential real estate loan and $371,000 in commercial leases and loans.

At September 30, 2012, Eureka Bank had 11 loans classified as special mention, which were comprised of nine one-to four-family residential real estate loans and two commercial lines of credit. At September 30, 2011, Eureka Bank had five loans classified as special mention, which were comprised of four one-to four-family residential real estate loans and one commercial line of credit.

Other than as disclosed in the above tables, there are no other loans at September 30, 2012 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,
	2012		2011
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One-to-four family real estate	$258	$91	$221	$—
Commercial leases and lines of credit	424	—	178	—

Total	$682	$91	$399	$—

At September 30, 2012, delinquent loans were comprised of eight one-to four-family residential real estate loans and two commercial lines of credit. At September 30, 2011, delinquent loans were comprised of four one-to-four family residential real estate loans and one commercial lease.

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

At September 30, 2012, our allowance for loan losses was $1.1 million, or 1.00% of loans receivable, net and 173.0% of non-performing loans. At September 30, 2011, our allowance for loan losses was $1.0 million, or 0.95% of loans receivable, net and 4,545.45% of non-performing loans. Non-performing loans at September 30, 2012, were $660,000, or 0.58% of loans receivable, net compared to $22,000, or 0.02% of loans receivable, net at September 30, 2011. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, the allowance for loan losses may not be adequate to cover losses which may be realized in the future and additional provisions for loan losses may be required.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2012		2011
		% of		% of
		Loans in		Loans in
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
		(Dollars in thousands)
Real estate loans:
One-to-four-family real estate—owner occupied	$114	20.08%	$117	19.93%
One-to-four-family real estate—non- owner occupied	306	25.63	191	22.80
Construction	4	0.39	3	2.15
Multi-family real estate	128	12.47	121	32.12
Commercial real estate	301	18.38	285	—
Consumer loans:
Home equity and second mortgages	7	1.11	7	1.19
Secured	—	0.24	—	0.34
Commercial leases	243	17.06	217	21.47
Commercial lines of credit	—	—	—	—
Non-allocated	39	4.64	59	—

Total allowance for loan losses	$1,142	100.00%	$1,000	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended September 30,
	2010	2011
Allowance at beginning of year	$1,000	$905

Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—

Provision for loan losses	142	95

Allowance at end of year	$1,142	$1,000

Allowance for loan losses to non-performing loans	173.02%	4,545.45%
Allowance for loan losses to total loans at the end of the year	1.00	0.95
Net charge-offs to average loans outstanding during the year	—	—

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

We have made a significant effort to increase our level of lower-cost deposits as a method of enhancing profitability. At September 30, 2012, we had 37.3% of our deposits in lower-cost passbook and interest-bearing and non-interest bearing demand accounts. Such deposits have traditionally remained relatively stable and would be expected to be only moderately affected by changes in interest rates.

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

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in the net portfolio value of the Bank at June 30, 2012, which is the most recent date for which information is available, that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
	Net Portfolio Value			as a % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in Thousands)
+400 bp	$19,221	$(6,100)	(24)	13.73%	(307)
+300 bp	21,330	(3,991)	(16)	14.90	(190)
+200 bp	23,517	(1,804)	(7)	16.05	(75)
+100 bp	25,040	(281)	(1)	16.78	(2)
0 bp	25,321	—	—	16.80	—
- 100 bp	24,751	570	2	16.39	41
- 200 bp	25,124	197	1	16.58	22
- 300 bp	25,982	(661)	(3)	17.04	(24)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $8.1 million at September 30, 2012. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $13.0 million from the Federal Home Loan Bank of Pittsburgh, of which we had no advances outstanding.

At September 30, 2012, we had $2.7 million in loan commitments outstanding, which consisted of commitments to grant $2.6 million in loans and $86,000 in commercial leases and lines of credit. At September 30, 2012, we had $4.9 million in undisbursed lines of credit, $1.4 million in undisbursed loans in process and $552,000 million in undisbursed construction loans.

Certificates of deposit due within one year of September 30, 2012 totaled $38.9 million, representing 54.3% of certificates of deposit at September 30, 2012. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.

The following table presents certain of our contractual obligations as of September 30, 2012.

	Payments Due by Period
		Less Than	One to Three	Three to	More Than
	Total	One Year	Years	Five Years	Five Years
			(In thousands)
Contractual Obligations
Operating lease obligations (1)	$292	$57	$173	$62	$—
Other long-term obligations (2)	16	8	8	—	—

Total	$308	$65	$181	$62	$—

(1)	Represents the lease for the Bank’s Shaler branch office.
(2)	Represents obligations relating to branch office signage and the Bank’s mailing system.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended
	September 30,
	2011	2011
	(In thousands)
Investing activities:
Loan originations, net of repayments	$(8,226)	$(6,530)
Security purchases	(13,400)	(14,500)
Security maturities, calls and principal repayments	16,505	8,000
Financing activities:
Increases in deposits	(288)	3,741
Net decrease in FHLB advances	—	(1,000)
Proceeds from stock offering	—	6,053

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulations — Capital Requirements” and the notes to the consolidated financial statements included in this annual report. In addition, due in part to its sufficient capital level, the Company did not participate in the U.S. Government sponsored Troubled Asset Relief Program.

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

For the years ended September 30, 2012 and 2011, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Items of Business to be Voted on by Stockholders — Item 1 — Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business — Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

Code of Ethics

The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. We intend to disclose any changes or waivers from our code of ethics and business conduct applicable to senior financial officers in a Current Report on Form 8-K. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Company’s website at www.eurekabancorp.com.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance— Committees of the Board of Directors — Audit Committee” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Corporate Governance— Directors’ Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2012 for compensation plans under which equity securities may be issued. The Company does not maintain any equity compensation plans that have not been approved by security holders.

Number of securities
remaining available for
	Number of Securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of outstanding	exercise price of	plans (excluding
	options, warrants and	outstanding options,	securities reflected in
	rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	64,907	$15.24	11,456
Equity compensation plans not approved by security holders	—	—	—

Total	64,907	$15.24	11,456

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures Governing Related Persons Transactions” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance Matters — Director Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Audit-Related Matters — Audit Fees” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the Company’s’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.1	Specimen Stock Certificate of Eureka Financial Corp. (1)

10.1	Employment Agreement between Eureka Financial Corp. and Edward F. Seserko, dated as of February 28, 2011** (2)

10.2	Employment Agreement between Eureka Financial Corp. and Gary B. Pepper, dated as of February 28, 2011** (2)

10.3	Eureka Financial Corp. 2012 Equity Incentive Plan** (3)

21.0	Subsidiaries

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. *

*	Furnished, not filed.
**	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.
(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, as filed with the Securities and Exchange Commission on May 17, 2011.
(3)	Incorporated herein by reference to Appendix A to the definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Eureka Financial Corp.

We have audited the accompanying consolidated statement of financial condition of Eureka Financial Corp. and subsidiary (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eureka Financial Corp. and subsidiary as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania
December 28, 2012

S.R. Snodgrass, A.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,
	2012	2011
ASSETS
Cash and due from banks	$583,633	$1,501,421
Interest-bearing deposits in other institutions	7,525,961	9,846,340

Cash and cash equivalents	8,109,594	11,347,761
Investment securities held to maturity (fair value of $13,975,782 and $17,064,650, respectively)	13,873,592	16,966,542
Mortgage-backed securities available for sale, at fair value	15,813	25,592
Federal Home Loan Bank stock, at cost	502,600	648,400
Loans receivable, net of allowance for loan losses of $1,142,038 and $1,000,038, respectively	112,440,299	104,455,832
Premises and equipment, net	1,214,909	1,238,667
Deferred tax assets, net	994,070	1,533,287
Accrued interest and other assets	1,338,283	1,298,913

TOTAL ASSETS	$138,489,160	$137,514,994

LIABILITIES
Deposits:
Non-interest-bearing demand	$4,107,787	$3,384,974
Interest-bearing demand	110,388,759	111,399,324

Total deposits	114,496,546	114,784,298
Advances from borrowers for taxes and insurance	517,517	472,816
Accrued interest and other liabilities	1,089,109	793,154

TOTAL LIABILITIES	116,103,172	116,050,268

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 1,345,250 shares issued and 1,325,397 outstanding at September 30, 2012; 1,314,705 issued and outstanding at September 30, 2011	13,452	13,147
Paid-in capital	12,016,820	11,945,757
Retained earnings—substantially restricted	11,164,708	10,072,616
Accumulated other comprehensive income	1,019	1,336
Unearned ESOP shares	(510,320)	(568,130)
Treasury stock, at cost; 19,853 shares	(299,691)	—

TOTAL STOCKHOLDERS’ EQUITY	22,385,988	21,464,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,489,160	$137,514,994

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

	Year Ended September 30,
	2012	2011
INTEREST INCOME
Loans	$6,241,077	$6,117,506
Investment securities and other interest-earning assets:
Taxable	622,708	561,563
Tax exempt	43,276	29,204
Mortgage-backed securities	1,155	2,139

Total interest income	6,908,216	6,710,412

INTEREST EXPENSE
Deposits	1,310,637	1,739,217
Federal Home Loan Bank advances	—	7,259

Total interest expense	1,310,637	1,746,476

NET INTEREST INCOME	5,597,579	4,963,936

Provision for loan losses	142,000	95,000

NET INCOME AFTER PROVISION FOR LOAN LOSSES	5,455,579	4,868,936

NON-INTEREST INCOME
Service fees on deposit accounts	35,335	33,310
Other income	89,809	49,733

Total non-interest income	125,144	83,043

NON-INTEREST EXPENSE
Salaries and employee benefits	1,874,731	1,720,081
Occupancy expense	376,680	347,978
Data processing	240,809	230,995
Professional fees	292,498	273,049
FDIC insurance premiums	63,168	108,256
Charitable contributions	87,650	10,480
Other expenses	370,764	325,291

Total non-interest expense	3,306,300	3,016,130

Income before income tax provision	2,274,423	1,935,849
Income tax provision	812,155	619,052

NET INCOME	$1,462,268	$1,316,797

EARNINGS PER SHARE
Basic	$1.17	$1.05
Diluted	1.17	1.05

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares Outstanding	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
Balance September 30, 2010	1,314,705	$137,781	$6,348,745	$9,111,556	$97	$—	$(1,468,855)	$14,129,324

Net income				1,316,797				1,316,797
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of deferred income tax of $638					1,239			1,239

Comprehensive income								1,318,036

Corporate reorganization:

Public shares converted (530,992 at $0.10 par to 551,070 at $0.01 par)		(47,589)	47,589
Retirement of treasury shares		(11,658)	(1,457,197)				1,468,855
Sale of shares (763,635 shares, including 61,090 shares to the ESOP), net of offering costs		7,636	6,656,713			(610,900)		6,053,449
Equity exchange of Eureka Bancorp, MHC		(73,023)	287,866					214,843
Cancellation of old restricted stock program			53,395					53,395
ESOP shares owned			8,646			42,770		51,416
Dividends on common stock ($.36 per share)				(355,737)				(355,737)

Balance September 30, 2011	1,314,705	13,147	11,945,757	10,072,616	1,336	(568,130)	—	21,464,726

Net income				1,462,268				1,462,268
Other comprehensive loss:
Unrealized (loss) on available for sale securities, net of deferred income tax of $163					(317)			(317)

Comprehensive income								1,461,951

Issuance of restricted stock shares	30,545	305	(305)					—
Compensation expense related to restricted stock			32,970					32,970
Compensation expense related to stock options			7,225					7,225
ESOP shares owned			31,173			57,810		88,983
Purchase of treasury shares	(19,853)						(299,691)	(299,691)
Dividends on common stock ($.28 per share)				(370,176)				(370,176)

Balance, September 30, 2012	1,325,397	$13,452	$12,016,820	$11,164,708	$1,019	$(510,320)	$(299,691)	$22,385,988

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,462,268	$1,316,797

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	172,602	157,976
Provision for loan losses	142,000	95,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(12,146)	3,520
Compensation expense for ESOP, restricted stock, and stock options	129,178	51,416
Deferred tax expense	539,380	580,482
Decrease (increase) in accrued interest receivable	7,182	(150,315)
Decrease in prepaid income taxes	178,991	1,262,721
Decrease in other assets	52,099	374,140
(Decrease) increase in accrued interest payable	(57,627)	5,403
Increase in other liabilities	175,193	116,688

Net cash provided by operating activities	2,789,120	3,813,828

INVESTING ACTIVITIES

Proceeds from maturities and redemptions of investment securities held to maturity	16,505,000	8,000,000
Purchase of investment securities held to maturity	(13,400,000)	(14,500,000)
Redemption of Federal Home Loan Bank stock	145,800	148,000
Net increase in loans	(8,226,469)	(6,504,847)
Paydowns in mortgage-backed securities	9,394	14,924
Purchases of premises and equipment	(148,846)	(36,410)

Net cash used for investing activities	(5,115,121)	(12,878,333)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(287,750)	3,740,734
Net increase in advances from borrowers for taxes and insurance	44,701	43,000
Payment of long-term Federal Home Loan Bank advances	—	(1,000,000)
Payment of dividends	(369,426)	(343,356)
Purchase of treasury stock	(299,691)	—
Proceeds from stock offering, net of expenses	—	6,053,449
Proceeds from equity exchange of Eureka Bancorp, MHC	—	214,843
Cancellation of old restricted stock program		53,395

Net cash (used for) provided by financing activities	(912,166)	8,762,065

Decrease in cash and cash equivalents	(3,238,167)	(302,440)

CASH AND CASH EQUIVILENTS AT BEGINNING OF YEAR	11,347,761	11,650,201

CASH AND CASH EQUIVILENTS AT END OF YEAR	$8,109,594	$11,347,761

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
Interest on deposits and borrowings	$1,368,264	$1,741,073
Income taxes	92,000	—

See accompanying notes to the audited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Eureka Financial Corp. and subsidiary (the “Company”) provide a variety of financial services to individuals and corporate customers through its main office and branch located in southwestern Pennsylvania. The Company’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases.

Nature of Operations and Basis of Presentation

Eureka Financial Corp. (the “Company”) is a Maryland corporation and stock holding company established in 2011, whose wholly owned subsidiary is Eureka Bank (the “Bank”), a federally chartered stock savings bank located in Pittsburgh, Pennsylvania.

Eureka Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in the Oakland and Shaler sections of the Pittsburgh metropolitan area. The Bank attracts deposits from the general public and uses those funds to originate one-to-four-family real estate, multi-family and commercial real estate, commercial loans, lines of credit, construction, and consumer loans and to purchase commercial leases. The Bank generally holds all its loans for investment. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, while the Company is subject to regulation and supervision by the Federal Reserve Board.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment and Mortgage-Backed Securities (Continued)

Investment and mortgage-backed securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its fair value, and whether or not the Company intends to sell the security or whether it’s more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value. A decline in value that is considered to be other than temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.

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

Recognition of interest by the accrual method is generally discontinued when interest or principal payments are over 90 days in arrears on a contractual basis, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on nonaccrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest. Interest on such loans is either applied against principal or recognized as income when payments are received. A loan is returned to accrual status when interest or principal payments are no longer more than 90 days in arrears on a contractual basis and factors indicating doubtful collectability no longer exist.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged-off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans or portions thereof are charged-off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Company, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Company utilizes a two-tier approach: (1) identification of impaired loans and establishment of a specific allowance allocation on such loans, and (2) establishment of general valuation allowances on the remainder of its loan portfolio.

The Company maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral, and financial condition of the borrowers. Specific loan loss allowances are established for identified loans based on a review of such information and/or appraisals of the underlying collateral. General loan losses are based upon a combination of factors including, but not limited to, actual loan loss experience, size and composition of the loan portfolio, and current economic conditions and management’s judgment. Although management believes that specific and general loan losses are established in accordance with management’s best estimate, actual losses are dependent upon future events and, as such, further additions to the level of loan loss allowances may be necessary.

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

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB.

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

Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for cumulative differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company and its subsidiary file a consolidated federal income tax return.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2005.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $14,526 and $25,453 for the years ended September 30, 2012 and 2011, respectively.

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

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the years ended September 30:

	September 30,
	2012	2011
Weighted-average common shares outstanding	1,325,638	1,316,301

Average treasury stock shares	(5,159)	—

Average unearned nonvested shares	(10,598)	—

Average unearned ESOP shares	(57,799)	(60,196)

Weighted-average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,252,082	1,256,105

Net income	$1,462,268	$1,316,797

Basic and diluted earnings per share	$1.17	$1.05

All weighted-average shares and per share amounts included in the above tables are based on the number of shares after giving retroactive effects from the conversion and reorganization described in Note 15.

Options to purchase 64,907 shares of common stock at $15.24 per share were outstanding at September 30, 2012 but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the exercise price being greater than the average market price.

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

Reclassifications

Certain comparative amounts from the prior-year period have been reclassified to conform to current-period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU is not expected to have a significant impact on the Company’s financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company has provided the necessary disclosure in Note 9.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

2. INVESTMENT SECURITIES

There were no investment securities available for sale at September 30, 2012 and 2011.

Investment securities held to maturity consisted of the following at September 30, 2012 and 2011:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$1,425,468	$28,878	$(2,029)	$1,452,317
U.S. government agency securities	12,448,124	78,029	(2,688)	12,523,465

Total	$13,873,592	$106,907	$(4,717)	$13,975,782

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$497,672	$19,278	$—	$516,950
U.S. government agency securities	16,468,870	82,430	(3,600)	16,547,700

Total	$16,966,542	$101,708	$(3,600)	$17,064,650

U.S. government agency securities with carrying values of $1,499,278 and $1,500,000 at September 30, 2012 and 2011, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	13,873,592	13,975,782

Total	$13,873,592	$13,975,782

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and 2011.

2. INVESTMENT SECURITIES (Continued)

	September 30, 2012
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$588,930	$(2,029)	$—	$—	$588,930	$(2,029)

U.S. government agency securities	1,997,125	(2,688)	—	—	1,997,125	(2,688)

Total	$2,586,055	$(4,717)	$—	$—	$2,586,055	$(4,717)

September 30, 2011
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. government agency securities	$3,746,000	$(3,600)	$—	$—	$3,746,000	$(3,600)

The Company reviews its position quarterly and has asserted that at September 30, 2012, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable-rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had five securities in an unrealized loss position at September 30, 2012, and five securities in an unrealized loss position at September 30, 2011. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

3. MORTGAGE-BACKED SECURITIES

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows at September 30:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$1,552	$106	$—	$1,658
Fannie Mae Certificates	12,717	1,438	—	14,155

Total	$14,269	$1,544	$—	$15,813

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	$5,924	$438	$—	$6,362
Freddie Mac Certificates	17,644	1,586	—	19,230

Fannie Mae Certificates	$23,568	$2,024	$—	$25,592

Total

The amortized cost and fair values of mortgage-backed securities at September 30, 2012, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	996	1,057
Due after five years through ten years	8,932	9,873
Due after ten years	4,341	4,883

Total	$14,269	$15,813

The Company reviews its position quarterly for other-than-temporary impairment. The Company has no securities in an unrealized loss position at September 30, 2012 or 2011.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30 are summarized as follows:

	2012	2011
One-to-four family real estate—owner occupied	$22,841,158	$21,053,659
One-to-four family real estate—non-owner occupied	29,150,275	24,091,068
Construction	448,170	2,267,540
Multi-family real estate	14,180,454	13,494,703
Commercial real estate	20,913,333	20,432,896
Home equity and second mortgages	1,261,447	1,281,551
Secured loans	269,520	338,213
Commercial loans and leases	19,411,283	18,345,706
Commercial lines of credit	5,283,445	4,339,544

	113,759,085	105,644,880
Plus:
Unamortized loan premiums	15,534	17,334
Less:
Unamortized loan fees and costs, net	(192,282)	(206,344)
Allowance for loan losses	(1,142,038)	(1,000,038)

Net loans	$112,440,299	$104,455,832

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one-to-four family real estate loans—owner occupied and non-owner occupied (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) commercial loans and leases; and (8) commercial lines of credit.

One-to-four family real estate loans include residential first mortgage loans originated by the Company in the greater Pittsburgh metropolitan area. The Company currently originates fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80 percent, unless they fall into the first-time homebuyer program in the Company’s CRA Assessment Area, and then the maximum loan-to-value ratio can extend up to 95 percent. Due to the Company’s stringent underwriting, historical losses, and location of the majority of the portfolio, the Company’s risk on this segment of the portfolio is considered minimal.

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

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Company than the one-to-four family real estate loans and, therefore, are originated with a term of up to 20 years and a loan-to-value ratio of 75 percent. Different risk factors are taken into consideration when originating these loans, such as location, the strength of borrower, rent rolls, and total lending relationship with the borrower(s).

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

Home equity and second mortgages include loans as first or second liens to any applicant who maintains an owner-occupied or single-family dwelling. These loans also include home equity lines of credit. The maximum loan amount is $100,000. The first and second liens combined cannot exceed 80 percent of the appraised value of the property. The risk to the Company depends on whether it holds the first and/or second lien. The Company relies heavily on the appraised value to ensure equity is available, as well as the strength of the borrower. These loans are not considered to be more than moderate risk.

Secured loans are made to applicants who maintain deposit accounts at the Company. The Company will originate these loans up to a term of five years or to maturity date whichever comes first. These loans pose no risk to the Company, since the loan amount will never exceed the collateral that is securing the loan.

Commercial loans and leases consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Company has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically falls in the three- to five-year range, which gives the Company a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans do have a higher risk assigned to them. However, the Company’s historical loss has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.

Commercial lines of credit consist of lines where residential property is primarily used as collateral. These loans are made to individuals as well as companies and are collateralized by residential and commercial property, equipment, or receivables. The loan amount is determined by the borrower’s financial strength as well as the collateral. The lines are based on the collateral and the ability of the borrower(s) to repay the debt. The lines are closely monitored and limits adjusted accordingly based on updated tax returns and/or other changes to the financial wellbeing of the borrower(s). Subsequently, risk is controlled but considered moderate based on the collateral and nature of the loan.

Credit Quality

The following tables represent credit exposure by internally assigned grades for the years ended September 30, 2012 and 2011. The grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled or at all. The Company’s internal credit-risk grading system is based on experiences with similarly graded loans.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Rating 1 – Pass

Rating 1 has asset risks ranging from excellent low risk to acceptable. This rating considers customer history of earnings, cash flow, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship, and other relevant specific business factors, such as the stability of the industry or market area, changes to management, litigation, or unexpected events that could have an impact on risks.

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

Rating 3 – Substandard

Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as Substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength, or income statement losses. These assets listed may include assets with histories of repossessions or some that are non performing bankruptcies. These relationships will be reviewed at least quarterly.

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

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators as of September 30, 2012 and 2011, were as follows:

	September 30, 2012
		Special
	Pass	Mention	Substandard	Doubtful	Total
Non-owner-occupied one-to- four-family real estate	$28,934,037	$216,238	$—	$—	$29,150,275
Construction	448,170	—	—	—	448,170
Multi-family	14,180,454	—	—	—	14,180,454
Commercial real estate	20,913,333	—	—	—	20,913,333
Commercial loans and leases	19,411,283	—	—	—	19,411,283
Commercial lines of credit	4,766,142	93,386	423,917	—	5,283,445

	$88,653,419	$309,624	$423,917	$—	$89,386,960

	September 30, 2011
		Special
	Pass	Mention	Substandard	Doubtful	Total
Non-owner-occupied one-to- four-family real estate	$23,864,783	$226,285	$—	$—	$24,091,068
Construction	2,267,540	—	—	—	2,267,540
Multi-family	13,494,703	—	—	—	13,494,703
Commercial real estate	20,432,896	—	—	—	20,432,896
Commercial loans and leases	17,975,209	—	370,497	—	18,345,706
Commercial lines of credit	3,915,627	423,917	—	—	4,339,544

	$81,950,758	$650,202	$370,497	$—	$82,971,457

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present performing and nonperforming residential real estate and consumer loans based on payment activity for the years ended September 30, 2012 and 2011. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due.

	September 30, 2012
	Nonperforming	Performing
	Loans	Loans	Total
Owner occupied one-to- four family real estate	$660,078	$22,181,080	$22,841,158
Home equity and second mortgages	—	1,261,447	1,261,447
Secured loans	—	269,520	269,520

	$660,078	$23,712,047	$24,372,125

	September 30, 2011
	Nonperforming	Performing
	Loans	Loans	Total
Owner occupied one-to- four family real estate	$22,459	$21,031,200	$21,053,659
Home equity and second mortgages	—	1,281,551	1,281,551
Secured loans	—	338,213	338,213

	$22,459	$22,650,964	$22,673,423

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. There were no impaired loans as of September 30, 2012 and 2011.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2012 and 2011:

	September 30, 2012
	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
Owner occupied one-to-four family real estate	$133,533	$—	$660,078	$793,611	$22,047,547	$22,841,158	$660,078
Non-owner occupied one-to-four family real estate	124,963	91,276	—	216,239	28,934,036	29,150,275	—
Construction	—	—	—	—	448,170	448,170	—
Multi-family real estate	—	—	—	—	14,180,454	14,180,454	—
Commercial real estate	—	—	—	—	20,913,333	20,913,333	—
Home equity and second mortgages	—	—	—	—	1,261,447	1,261,447	—
Secured loans	—	—	—	—	269,520	269,520	—
Commercial leases and loans	—	—	—	—	19,411,283	19,411,283	—
Commercial lines of credit	423,917	—	—	423,917	4,859,528	5,283,445	—

	$682,413	$91,276	$660,078	$1,433,767	$112,325,318	$113,759,085	$660,078

	September 30, 2011
	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
Owner occupied one-to-four family real estate	$188,673	$—	$22,459	$211,132	$20,842,527	$21,053,659	$22,459
Non-owner occupied one-to-four family real estate	32,480	—	—	32,480	24,058,588	24,091,068	—
Construction	—	—	—	—	2,267,540	2,267,540	—
Multi-family real estate	—	—	—	—	13,494,703	13,494,703	—
Commercial real estate	—	—	—	—	20,432,896	20,432,896	—
Home equity and second mortgages	—	—	—	—	1,281,551	1,281,551	—
Secured loans	—	—	—	—	338,213	338,213	—
Commercial leases and loans	177,541	—	—	177,541	18,168,165	18,345,706	—
Commercial lines of credit	—	—	—	—	4,339,544	4,339,544	—

	$398,694	$—	$22,459	$421,153	$105,223,727	$105,644,880	$22,459

The Company primarily grants loans to customers throughout southwestern Pennsylvania. The Company maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on nonaccrual at September 30, 2012 and September 30, 2011, were approximately $660,000 and $22,000, respectively. The foregone interest on nonaccrual loans was approximately $12,000 and $1,000 for years ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, there were no loans that were 90 days or more delinquent and still accruing interest.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details the allowance for loan losses and loan receivable balances at September 30, 2012 and 2011. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	September 30, 2012
	One-to- four family real estate - owner occupied	One-to- four family real estate - non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2011	$115,299	$192,729	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—		—	—	—	—	—	—	—		—
Recoveries	—		—	—	—	—	—	—	—		—
Provisions (credits)	(1,093)	113,349	1,867	6,172	(44,380)	(111)	—	25,747	60,760	(20,311)	142,000

Ending balance 9/30/12	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Loans receivables:
Ending balance	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

	September 30, 2011
	One-to- four family real estate - owner occupied	One-to- four family real estate - non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2010	$51,598	$84,187	$8,941	$108,970	$292,645	$16,515	$—	$285,630	$45,368	$11,184	$905,038
Charge-offs	—		—	—	—	—	—	—	—		—
Recoveries	—		—	—	—	—	—	—	—		—
Provisions (credits)	63,701	108,542	(6,326)	12,482	(7,762)	(9,466)	—	(68,736)	(45,368)	47,933	95,000

Ending balance 9/30/2011	$115,299	$192,729	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$115,299	$190,977	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038

Loans receivables:
Ending balance	$21,053,659	$24,091,068	$2,267,540	$13,494,703	$20,432,896	$1,281,551	$338,213	$18,345,706	$4,339,544	$—	$105,644,880

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$21,053,659	$24,091,068	$2,267,540	$13,494,703	$20,432,896	$1,281,551	$338,213	$18,345,706	$4,339,544	$—	$105,644,880

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan and lease portfolio. The ALLL is based on management’s continuing evaluation of the risk classifications and credit quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non performing loans. Management reviews the loan and lease portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL.

5. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at September 30 are summarized as follows:

	2012	2011
Land, building, and improvements	$2,254,054	$2,196,204
Furniture, fixtures, and equipment	1,028,678	937,683
Vehicle	41,280	41,280

Total premises and equipment	3,324,012	3,175,167
Less accumulated depreciation	(2,109,103)	(1,936,501)

Total	$1,214,909	$1,238,667

Depreciation charged to operations was $172,602 in 2012 and $157,976 in 2011.

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

2013	$64,949
2014	64,243
2015	58,621
2016	57,528
2017 and thereafter	62,322

Total	$307,663

Rent expense was $62,752 and $60,565 for the years ended September 30, 2012 and 2011, respectively.

6. BORROWINGS

The Company maintains a $15,000,000 line of credit with the FHLB for the short-term use in funding loan and lease obligations, should the need for short-term borrowing occur. There were no borrowings outstanding on this line of credit at September 30, 2012 and 2011.

At September 30, 2012, the Company’s maximum borrowing capacity with the FHLB was approximately $13,000,000.

7. DEPOSITS

The composition of deposits is as follows:

	2012	2011
Demand deposits	$4,107,787	$3,384,974
Passbook savings and Christmas Club	20,453,623	18,844,902
NOW and money market savings	18,188,421	23,338,993
Certificate accounts and CDARS	62,700,981	59,764,372
Individual retirement accounts	9,045,734	9,451,057

Total	$114,496,546	$114,784,298

Time deposit accounts include certificates of deposit, CDARS brokered deposits, and individual retirement accounts. Time deposit accounts maturing in years ended September 30, as of September 30, 2012, are summarized as follows:

2013	$38,934,359
2014	13,397,376
2015	5,459,574
2016	1,704,845
2017	1,665,177
2018 and thereafter	10,585,384

Total	$71,746,715

The Company held related-party deposits of approximately $1,052,193 and $1,161,389 as of September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, time deposit accounts of $100,000 or more amounted to $31,464,879 and $27,262,403, respectively. Deposits in excess of $250,000 as of September 30, 2012, are not insured by the Federal Deposit Insurance Corp. As of September 30, 2012, the public funds held by the Company were secured by a pledge of government agency debentures. The Company had $2,132,364 in CDARS brokered deposits at September 30, 2012.

Interest expense on deposit accounts during the years ended September 30 consists of:

	2012	2011
Passbook savings and Christmas Club	$29,933	$76,989
NOW and money market savings	48,172	148,177
Certificate accounts and CDARS	1,002,367	1,205,140
Individual retirement accounts	230,165	308,911

Total	$1,310,637	$1,739,217

8. INCOME TAXES

The provision for federal income taxes consists of:

	2012	2011
Federal currently payable	$188,898	$41,070
State currently (receivable) payable	83,877	(2,500)
Deferred tax expense	539,380	580,482

Total income tax provision	$812,155	$619,052

No valuation allowance was established at September 30, 2012 and 2011, in view of the Bank’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Bank’s earnings potential.

Reconciliation between the expected and actual tax provision for the years ended September 30:

	2012		2011
		%		%
		Pretax		Pretax
	Amount	Income	Amount	Income
Provision at statutory rate	$773,304	34.00%	$658,189	34.00%
Effect of tax-free income	(44,044)	(1.94)	(32,252)	(1.67)
State income tax, net of federal tax benefit	55,359	2.43	(1,650)	(0.09)
Other	27,536	1.22	(5,235)	(0.26)

Income tax expense and effective tax rate	$812,155	35.71%	$619,052	31.98%

8. INCOME TAXES (Continued)

The deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets are as follows at September 30:

	2012	2011
Deferred tax assets
Net operating loss	$87,192	$934,917
Provision for loan losses	293,278	244,998
Depreciation	117,780	92,426
Deferred loan fees	65,864	70,157
Other	430,481	191,477

Deferred tax assets	994,595	1,533,975

Deferred tax liabilities:
Unrealized gain on available-for-sale securities	525	688

Deferred tax liabilities	525	688

Net deferred tax assets	$994,070	$1,533,287

The Company establishes a valuation allowance when it is more likely than not that the Company will not be able to realize the deferred tax assets for federal income tax purposes. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future federal taxable income during the periods in which they become deductible. Based on projections for future federal taxable income, management expects to fully realize the benefits of those deductible differences; therefore, as of September 30, 2012, the Company did not record a valuation allowance against deferred tax assets. As of September 30, 2012, the Company had a net operating loss carry forward of $256,447 which can be carried forward 20 years to 2030.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $1,000,000 of the balance in retained earnings at September 30, 2012, represent base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

9. EMPLOYEE BENEFITS

Multi-Employer Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions. The plan is a tax-qualified defined-benefit pension plan. The plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Defined Benefit Plan. The Plan covers substantially all employees.

For the years ended September 30, 2012 and 2011, pension contributions charged to expense amounted to $282,000 and $261,000, respectively.

9. EMPLOYEE BENEFITS (Continued)

Multi-Employer Defined Benefit Plan (Continued)

The Pentegra Defined Benefit Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra Defined Benefit Plan, as reported on Form 5500, equal $299,729,365 and $203,582,159 for the plan years ending June 30, 2012 and 2011, respectively. Eureka Bank’s contribution to the Pentegra Defined Benefit Plan are not more than 5% of the total contributions to the Pentegra Defined Benefit Plan.

The following contributions were paid by Eureka Bank during the fiscal years ending September 30. There were no changes that would affect affecting comparability for each period.

2012		2011
Date Paid	Amount	Date Paid	Amount
1/17/2012	$197,021	10/8/2010	$32,896
5/3/2012	75	1/4/2011	186,890
		9/23/2011	49,398

Total	$197,096	Total	$269,184

Funded Status as of July 1, 2012	109.97%	Funded Status as of July 1, 2011	92.06%

Zone Status	Green	Zone Status	Green

Retirement Savings Plan

The Company has established the Eureka Bank (formerly Eureka Federal) Retirement Savings Plan which covers substantially all employees. The plan is a tax-qualified Defined Contribution Plan that permits participants to contribute up to 10 percent of their salary to the plan. Additionally, during the years ended September 30, 2012 and 2011, the Company provided matching contributions of 100 percent of the first 6 percent contributed by each employee.

For the years ended September 30, 2012 and 2011, contributions charged to expense were approximately $55,000 and $45,000, respectively.

9. EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion in 2011, the Company created an ESOP for the benefit of employees who meet the eligibility requirements. The ESOP trust acquired 61,090 shares of the Company’s stock from proceeds from a loan with the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.25 percent and requires an annual payment of principal and interest of $72,173 through February of 2021. The Company’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to the Company.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. The shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $88,983 and $51,416 for the years ended September 30, 2012 and 2011, respectively.

The following table presents the components of the ESOP shares:

	2012	2011
Allocated shares	6,109	—
Unreleased shares	54,981	61,090
Total ESOP shares	61,090	61,090

Fair value of unreleased shares	$865,951	$739,189

Stock Based Compensation

In 2012, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Eureka Financial Corp. The 2012 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 106,908 shares of which 76,363 may be issued in connection with the exercise of stock options and 30,545 may be issued as restricted stock.

On May 21, 2012, certain directors and officers of the Company were awarded an aggregate of 64,907 options to purchase shares of common stock and 25,961 restricted shares of common stock. The awards vest equally over five years and the stock options have a ten-year contractual life from the date of grant. The Company recognizes expense associated with the awards over the five-year vesting period.

The Company’s common stock closed at $15.24 per share on May 21, 2012, which is the exercise price of the options granted on that date. The estimated value of the stock options was $86,975, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on May 21, 2012, was $1.34, based on the Black-Scholes model. Compensation expense on the options was $7,225 for the year ended September 30, 2012. As of September 30, 2012, there was $79,750 of total unrecognized compensation cost related to non vested options which is expected to be recognized ratably over the weighted-average remaining service period of 4.5 years. At September 30, 2012, future compensation expense related to the options is expected to be $17,339 in each of the years 2013 through 2016 and $10,394 in 2017.

9. EMPLOYEE BENEFITS (Continued)

Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the 2012 Plan:

	Options	Weighted-Average Price
Outstanding, September 30, 2011	—	—
Granted	64,907	$15.24
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2012	64,907	$15.24

Exercisable, September 30, 2012	—	—

On May 21, 2012, the date of grant, the market value of the restricted stock awards was approximately $395,646 before the impact of income taxes. Compensation expense on the grants was $32,970 for the year ended September 30, 2012. As of September 30, 2012, there was $362,676 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted-average remaining service period of 4.5 years. At September 30, 2012, future compensation related to the grants is expected to be $79,129 in each of the years 2013 through 2016 and $46,159 in 2017.

The following table summarizes transactions regarding restricted stock under the 2012 Plan:

	Number of
	Restricted Shares	Weighted-Average Price
Nonvested shares, September 30, 2011	—	—
Granted	25,961	$15.24
Exercised	—	—
Forfeited	—	—

Nonvested shares, September 30, 2012	25,961	$15.24

10. DEFERRED COMPENSATION ARRANGEMENTS

The Company has in place a non-qualified deferred compensation arrangement with participating members of management under which future defined benefits are funded principally by individual life insurance policies. The cash surrender value of the individual life insurance policies at September 30, 2012 and 2011, was approximately $218,000 and $173,000 and is included with other assets in the Consolidated Balance Sheet. An actuarially determined charge, which is included in other operating expense, is made each year based on the future benefits to be paid under the plan. The amount accrued during the years ended September 30, 2012 and 2011, was approximately $32,000 and $29,000, respectively. The aggregate liability for the deferred compensation arrangement at September 30, 2012 and 2011, was approximately $294,000 and $262,000, respectively, and is included with “other liabilities” in the Consolidated Balance Sheet.

11. COMMITMENTS

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit which are not reflected in the accompanying consolidated financial statements. These commitments involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheet.

11. COMMITMENTS (Continued)

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

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at September 30, 2012 and 2011, was approximately $9,506,000 and $9,961,000, respectively, with rates of interest ranging from 2.25 percent to 6.75 percent and 2.75 percent to 7.00 percent, respectively. Fixed rate loan commitments at September 30, 2012 and 2011, were approximately $4,293,000 and $3,167,000, respectively, with fixed rates of interest ranging from 4.00 percent to 6.75 percent and 4.00 percent to 7.00 percent, respectively.

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

The Company follows a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I measurements) and the lowest priority to unobservable inputs (Level III measurements). The three levels of the fair value hierarchy are as follows:

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

12. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and 2011, are as follows:

	September 30, 2012
	Level 1	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$15,813	$—	$15,813

	September 30, 2011
	Level 1	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$25,592	$—	$25,592

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at September 30, 2012 and 2011:

The fair value of the Company’s financial instruments are as follows at September 30:

	September 30, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$8,109,594	$8,109,594	$—	$—	$8,109,594
Investment securities held to maturity	13,873,592	—	13,975,783	—	13,975,783
Mortgage-backed securities available for sale	15,813	—	15,813	—	15,813
Federal Home Loan Bank stock	502,600	502,600	—	—	502,600
Loans receivable, net	112,440,299	—	—	118,443,000	118,443,000
Accrued interest receivable	606,633	606,633	—	—	606,633

Financial liabilities:
Deposits	$114,496,546	$42,749,831	$—	$73,138,169	$115,888,000
Advances from borrowers for taxes and insurance	517,517	517,517	—	—	517,517
Accrued interest payable	100,076	100,076	—	—	100,076

12. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

	2012		2011
	Carrying	Fair Market	Carrying	Fair Market
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$8,109,594	$8,109,594	$11,347,761	$11,347,761
Investment securities held to maturity	13,873,592	13,975,783	16,966,542	17,064,650
Mortgage-backed securities available for sale	15,813	15,813	25,592	25,592
Federal Home Loan Bank stock	502,600	502,600	648,400	648,400
Loans receivable, net	112,440,299	118,443,000	104,455,832	109,811,000
Accrued interest receivable	606,633	606,633	613,815	613,815

Financial liabilities:
Deposits	114,496,546	115,888,000	114,748,298	116,019,000
Advances from borrowers for taxes and insurance	517,517	517,517	472,816	472,816
Accrued interest payable	100,076	100,076	157,703	157,703

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Investment Securities and Mortgage-Backed Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) is determined by obtaining matrix pricing (Level II), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Federal Home Loan Bank Stock (“FHLB”)

The carrying value of the FHLB stock is a reasonable estimate of fair value due to restrictions on the securities.

Loans Receivable

The fair values for one-to-four family residential loans are estimated using discounted cash flow analysis using fields from similar products in the secondary markets. The carrying amount of construction loans approximated its fair value given their short-term nature. The fair values of consumer and commercial loans are estimated using discounted cash flow analysis, using interest rates reported in various government releases and the Company’s own product pricing schedule for loans with terms similar to the Company’s. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on a national survey of similar loans.

Accrued Interest Receivable

The carrying amount is a reasonable estimate of fair value.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies a comparable FHLB advance rate to the aggregated weighted-average maturity on time deposits.

12. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

Advances from Borrowers for Taxes and Insurance

The fair value of advances from borrowers for taxes and insurance is the amount payable on demand at the reporting date.

Accrued Interest Payable

The carrying amount is a reasonable estimate of fair value.

13. CONCENTRATIONS OF CREDIT

The Company primarily grants loans to customers in southwestern Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector. All of the Company’s investments in municipal securities are obligations of state or political subdivisions located within Pennsylvania. As a whole, the Company’s loan and investment portfolios could be affected by the general economic conditions of Pennsylvania. In addition, as of September 30, 2012 and 2011, a significant portion of the Company’s “due from banks” was maintained with large financial institutions located in southwestern Pennsylvania. The Company maintains cash balances with financial institutions that exceed the $250,000 amount that is insured by the FDIC as of September 30, 2012 and 2011. Amounts in excess of insured limits, per the institution’s records, were approximately $7,300,000 and $10,453,000 at September 30, 2012 and 2011, respectively. Of those amounts, approximately $491,000 and $364,000 were on deposit at the FHLB at September 30, 2012 and 2011.

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

As of September 30, 2012, the Bank was not required to maintain a clearing balance requirement with the Federal Reserve Bank of Cleveland. As of September 30, 2011, the Bank was required to maintain a clearing balance of $25,000.

The Company may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account or the regulatory capital requirements imposed by federal and state regulations.

14. CAPITAL REQUIREMENTS (Continued)

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at September 30, 2012 and 2011:

	2012		2011
	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)
Total Capital
(to Risk-Weighted Assets)

Actual	$21,745	23.77%	$19,121	22.51%
For Capital Adequacy Purposes	7,319	8.00	6,795	8.00
To Be Well Capitalized	9,149	10.00	8,493	10.00

Tier I Capital
(to Risk-Weighted Assets)

Actual	$20,620	22.54%	$18,106	21.32%
For Capital Adequacy Purposes	3,659	4.00	3,397	4.00
To Be Well Capitalized	5,489	6.00	5,096	6.00

Tier I Capital
(to Average Assets)

Actual	$20,620	14.85%	$18,106	13.26%
For Capital Adequacy Purposes	5,528	4.00	5,461	4.00
To Be Well Capitalized	6,909	5.00	6,827	5.00

Risk-based capital at September 30, 2012 and 2011, includes supplementary capital of $1,142,000 and $1,000,000, respectively, representing the general valuation portion of the allowance for loan losses.

The following is a reconciliation of Eureka Bank’s financial statement equity to regulatory capital as of September 30.

	2012	2011
	(in thousands)
Total equity	$20,672	$19,121
Unrealized gains on securities available for sale	(1)	(1)
Deferred tax asset—disallowed portion	(51)	(1,014)

Tier 1 capital	$20,620	$18,106
Allowable allowances for loan and lease losses	1,125	1,000

Total	$21,745	$19,106

15. CONVERSION AND REORGANIZATION

On September 20, 2010, the Company, the Bank, and the mutual holding company (“MHC”) adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) the MHC merged with and into the Company, with the Company being the surviving entity; (2) the Company merged with and into a newly formed Maryland corporation named Eureka Financial Corp.; (3) the shares of common stock of the Company held by persons other than the MHC (whose shares were canceled) were converted into shares of common stock of new Eureka Financial Corp. pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; (4) the Bank issued all of its capital stock to new Eureka Financial Corp.; and (5) new Eureka Financial Corp. offered and sold shares of the common stock to certain depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

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

16. PARENT COMPANY

Following are condensed financial statements for the Company.

CONDENSED BALANCE SHEET

	September 30,
	2012	2011
ASSETS
Cash and due from banks	$1,625,029	$1,674,568
Investment in subsidiary bank	20,672,426	19,120,672
ESOP loan	555,372	610,900
Other assets	64,697	64,808

TOTAL ASSETS	$22,917,524	$21,470,948

LIABILITIES
Accounts payable and accrued expenses	$531,536	$6,222

TOTAL LIABILITIES	531,536	6,222

STOCKHOLDERS’ EQUITY	22,385,988	21,464,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,917,524	$21,470,948

16. PARENT COMPANY (Continued)

CONDENSED STATEMENT OF INCOME

	Year Ended September 30,
	2012	2011
INCOME
Interest income	$23,675	$18,330

Total income	23,675	18,330

EXPENSES
Other expense	24,495	6,222

Total expenses	24,495	6,222

(Loss) income before equity in undistributed net income of subsidiary	(820)	12,078
Equity in undistributed net income of subsidiary	1,463,088	1,304,719

NET INCOME	$1,462,268	$1,316,797

16. PARENT COMPANY (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,462,268	$1,316,797
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of subsidiary	(1,463,088)	(1,304,719)
Increase in unearned liability for restricted stock plan	432,536	—
Other	132,334	(19,551)

Net cash provided by (used for) operating activities	564,050	(7,473)

INVESTING ACTIVITIES
Contribution of capital to subsidiary	—	(3,973,499)
Decrease (increase) in loan due from subsidiary	55,528	(610,090)

Net cash provided by (used for) investing activities	55,528	(4,584,399)

FINANCING ACTIVITIES
Payment of dividends	(369,426)	(343,356)
Proceeds from stock offering, net of expenses	—	6,053,449
Proceeds from equity exchange of Eureka Bancorp, MHC	—	214,843
Cancellation of old restricted stock program	—	53,395
Purchase of treasury stock	(299,691)	—

Net cash provided by (used for) financing activities	(669,117)	5,978,331

(Decrease) increase in cash	(49,539)	1,386,459

CASH BEGINNING OF YEAR	1,674,568	288,109

CASH AT END OF YEAR	$1,625,029	$1,674,568

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA FINANCIAL CORP.

Date: December 28, 2012	By:	/s/ Edward F. Seserko
Edward F. Seserko President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward F. Seserko	President, Chief Executive Officer	December 28, 2012
Edward F. Seserko	and Director (principal executive officer)

/s/ Gary B. Pepper	Executive Vice President and Chief	December 28, 2012
Gary B. Pepper	Financial Officer (principal accounting and financial officer)

/s/ Mark B. Devlin	Director	December 28, 2012
Mark B. Devlin

/s/ Robert J. Malone	Director	December 28, 2012
Robert J. Malone

/s/ Paul M. Matvey	Director	December 28, 2012
Paul M. Matvey

/s/ Dennis P. McManus	Director	December 28, 2012
Dennis P. McManus

/s/ William F. Ryan	Director	December 28, 2012
William F. Ryan