Form 10-Q
period 2012-12-31
Eureka Financial Corp.
filed 2013-02-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 12, 2013, there were 1,317,897 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2012	2012
Assets:
Cash and due from banks	$779,153	$583,633
Interest-bearing deposits in other institutions	14,083,223	7,525,961

Cash and cash equivalents	14,862,376	8,109,594
Investment securities held to maturity (fair value of $7,312,867 and $13,975,782, respectively)	7,274,945	13,873,592
Mortgage-backed securities available for sale, at fair value	14,915	15,813
Federal Home Loan Bank stock, at cost	436,800	502,600
Loans receivable, net of allowance for loan losses of $1,182,038 and $1,142,038, respectively	114,933,591	112,440,299
Premises and equipment, net	1,202,429	1,214,909
Deferred tax asset, net	993,278	994,070
Accrued interest receivable and other assets	1,392,593	1,338,283

Total Assets	$141,110,927	$138,489,160

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest-bearing	$3,605,963	$4,107,787
Interest-bearing	112,958,921	110,388,759

Total deposits	116,564,884	114,496,546
Advances from borrowers for taxes and insurance	802,508	517,517
Accrued interest payable and other liabilities	1,204,898	1,089,109

Total Liabilities	118,572,290	116,103,172

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,345,250 shares issued and 1,317,897 outstanding at December 31, 2012; 1,345,250 shares issued and 1,325,397 outstanding at September 30, 2012	13,452	13,452
Paid-in capital	12,049,483	12,016,820
Retained earnings—substantially restricted	11,392,392	11,164,708
Accumulated other comprehensive income	925	1,019
Unearned ESOP shares	(501,299)	(510,320)
Treasury stock, 27,353 shares and 19,853 shares	(416,316)	(299,691)

Total Stockholders’ Equity	22,538,637	22,385,988

Total Liabilities and Stockholders’ Equity	$141,110,927	$138,489,160

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	December 31,
	2012	2011
Interest Income
Loans	$1,576,952	$1,552,209
Investment securities and other interest-earning assets:
Taxable	89,795	163,893
Tax exempt	16,215	10,318
Mortgage-backed securities	249	470

Total Interest Income	1,683,211	1,726,890

Interest Expense
Deposits	311,820	343,155

Total Interest Expense	311,820	343,155
Net Interest Income	1,371,391	1,383,735
Provision for Loan Losses	40,000	20,000

Net Interest Income after Provision for Loan Losses	1,331,391	1,363,735

Non-Interest Income
Service fees on deposit accounts	9,833	8,801
Other income	26,414	11,581

Total Non-Interest Income	36,247	20,382

Non-Interest Expenses
Salaries and employee benefits	474,460	453,654
Occupancy expense	106,482	89,197
Data processing expense	62,172	46,001
Professional services	68,934	63,143
FDIC insurance premiums	16,898	13,473
Other	132,414	89,603

Total Non-Interest Expenses	861,360	755,071

Income Before Income Tax Provision	506,278	629,046
Income Tax Provision	173,163	240,800

Net Income	$333,115	$388,246

Earnings per share—Basic and Diluted	$0.27	$0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Statement of Comprehensive Income

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2012	December 31, 2011
Net Income	$333,115	$388,246

Other comprehensive income:
Decrease in unrealized gains on AFS securities	(142)	(413)
Income tax effect	48	140

Other comprehensive loss, net of tax	(94)	(273)

Total comprehensive income	$333,021	$387,973

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2012

(unaudited)

	Common Stock Shares Outstanding	Common Stock Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned ESOP Shares	Treasury Stock	Total Stockholders’ Equity
Balance, September 30, 2012	1,325,397	$13,452	$12,016,820	$11,164,708	$1,019	$(510,320)	$(299,691)	$22,385,988
Net income	—	—	—	333,115	—	—	—	333,115
Other comprehensive income					(94)			(94)
Compensation expense related to restricted stock	—	—	19,782	—	—	9,021	—	28,803
Compensation expense related to stock options	—	—	4,335	—	—		—	4,335
ESOP shares earned	—	—	8,546	—	—		—	8,546
Purchase of treasury shares	(7,500)	—	—	—	—	—	(116,625)	(116,625)
Dividend payable	—	—	—	(105,431)	—	—	—	(105,431)

Balance, December 31, 2012	1,317,897	$13,452	$12,049,483	$11,392,392	$925	$(501,299)	$(416,316)	$22,538,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$333,115	$388,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	12,480	40,987
Provision for loan losses	40,000	20,000
Net accretion/amortization of discounts and premiums and unamortized loan fees and costs	(1,356)	4,080
Compensation expense for ESOP, restricted stock, and stock options	41,684	22,698
Deferred income tax expense	840	156,207
Decrease in accrued interest receivable	133,475	78,926
Increase in other assets	(187,785)	(94,013)
Decrease in accrued interest payable	(6,593)	(30,041)
Increase in other liabilities	122,383	182,443

Net cash flows provided by operating activities	488,243	769,533

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	7,950,000	5,505,000
Purchase of investment securities held to maturity	(1,350,000)	(6,450,000)
Redemption of Federal Home Loan Bank stock	65,800	32,500
Net increase in loans	17,170	574,381
Commercial leases purchased	(2,550,462)	(2,954,114)
Paydowns in mortgage-backed securities	758	6,793
Purchases of premises and equipment	—	(58,671)

Net cash provided by (used in) investing activities	4,133,266	(3,344,110)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	2,068,338	(1,033,851)
Net increase in advances from borrowers for taxes and insurance	284,991	285,587
Purchase of treasury stock	(116,625)	—
Payment of dividends	(105,431)	(92,030)

Net cash flows provided by (used in) financing activities	2,131,273	(840,294)

Net increase (decrease) in cash and cash equivalents	6,752,782	(3,414,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,109,594	11,347,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,862,376	$7,932,890

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest on deposits and borrowings	$318,413	$354,362
Income taxes paid	—	—

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect Eureka Financial Corp.’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with the instructions to the SEC’s Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended September 30, 2012, as contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 28, 2012.

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets and other-than-temporary impairment of investment securities. The results of operations for the interim quarterly or year to date periods are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three months ended December 31, 2012 and 2011.

	For the Three
	Months Ended
	December 31,
	2012	2011
Weighted average common shares issued	1,345,250	1,259,704

Average treasury shares	(17,896)	—

Average unearned ESOP shares	(56,797)	—

Average unearned restricted shares	(27,840)	—

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,242,717	1,253,615

Net income	$333,115	$388,246

Basic and diluted earnings per share	$0.27	$0.31

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the period ended December 31, 2012 but were not included in the computation of diluted earnings per share because doing so would have been antidilutive.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Investment Securities

Investment securities held to maturity consisted of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Obligations of states and political subdivisions	$2,024,945	$51,204	$(37,132)	$2,039,017
U.S. Government agency securities	5,250,000	28,800	(4,950)	5,273,850

Total	$7,274,945	$80,004	$(42,082)	$7,312,867

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$1,425,468	$28,878	$(2,029)	$1,452,317
U.S. Government agency securities	12,448,124	78,029	(2,688)	12,523,465

Total	$13,873,592	$106,907	$(4,717)	$13,975,782

U.S. government agency securities with carrying values of $1,500,000 and $1,499,278, at December 31, 2012 and September 30, 2012, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at December 31, 2012 and September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized	Fair
	Cost	Value
Due after five years through ten years	$492,931	$543,362
Due after ten years	6,782,014	6,769,505

	$7,274,945	$7,312,867

	September 30, 2012
	Amortized Cost	Fair Value
Due after ten years	$13,873,592	$13,975,782

Temporarily impaired investments consisted of the following at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,153,110	$(37,132)	$—	$—	$1,153,110	$(37,132)
U.S Government agency securities	745,050	(4,950)	—	—	745,050	(4,950)

Total	$1,898,160	$(42,082)	$—	$—	$1,898,160	$(42,082)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$588,930	$(2,029)	$—	$—	$588,930	$(2,029)
U.S Government agency securities	1,997,125	(2,688)	—	—	1,997,125	(2,688)

Total	$2,586,055	$(4,717)	$—	$—	$2,586,055	$(4,717)

The Company reviews its position quarterly and has asserted that at December 31, 2012, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

Eureka Financial Corp. had five securities in an unrealized loss position at December 31, 2012. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 3 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,451	$135	$—	$1,586
Fannie Mae Certificates	12,062	1,267	—	13,329

	$13,513	$1,402	$—	$14,915

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$1,552	$106	$—	$1,658
Fannie Mae Certificates	12,717	1,438	—	14,155

	$14,269	$1,544	$—	$15,813

The amortized cost and fair values of mortgage-backed securities at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

There were no sales of mortgage-backed securities during the three months ended December 31, 2012 and 2011 and there were no temporarily impaired mortgage-backed securities at December 31, 2012 or September 30, 2012. In addition, the Company had no securities in an unrealized loss position at December 31, 2012 or September 30, 2012.

	December 31, 2012
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	8,694	9,574
Due after five years through ten years	544	589
Due after ten years	4,275	4,752

	$13,513	$14,915

Note 4 — Loans

Major classifications of loans are as follows at December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012
One-to-four family real estate—owner occupied	$22,827,005	$22,841,158
One-to-four family real estate—non-owner occupied	29,464,664	29,150,275
Construction	409,638	448,170
Multi-family real estate	14,811,126	14,180,454
Commercial real estate	21,359,475	20,913,333
Home equity and second mortgages	1,228,143	1,261,447
Secured loans	204,070	269,520
Commercial leases and loans	20,006,091	19,411,283
Commercial lines of credit	5,989,243	5,283,445

	116,299,455	113,759,085
Plus:
Unamortized loan premiums	15,096	15,534
Less:
Unamortized loan fees and costs, net	(198,922)	(192,282)
Allowance for loan losses	(1,182,038)	(1,142,038)

Net loans	$114,933,591	$112,440,299

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate loans – owner occupied and non-owner occupied; (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) commercial loans and leases; and (8) commercial lines of credit.

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

Commercial lines of credit consist of lines where residential property is used as collateral. These loans are made to individuals as well as companies, and are collateralized by commercial property, equipment or receivables. The loan amount is determined by the borrower’s financial strength as well as the collateral. The lines are based on the collateral and the ability of the borrower(s) to repay the debt. The lines are closely monitored and limits adjusted accordingly based on updated tax returns and/or other changes to the financial wellbeing of the borrower(s). Subsequently, risk is controlled but considered moderate based on the collateral and nature of the loan.

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

Credit quality indicators as of December 31, 2012 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one-to-four family real estate	$29,274,933	$74,197	$115,534	$—	$—	$29,464,664
Construction	409,638	—	—	—	—	409,638
Multi-family	14,811,126	—	—	—	—	14,811,126
Commercial real estate	21,359,475	—	—	—	—	21,359,475
Commercial leases and loans	19,539,741	—	466,350	—	—	20,006,091
Commercial lines of credit	5,399,837	165,489	423,917	—	—	5,989,243

	$90,794,750	$239,686	$1,005,801	$—	$—	$92,040,237

Credit quality indicators as of September 30, 2012 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one-to-four family real estate	$28,934,037	$216,238	$—	$—	$—	$29,150,275
Construction	448,170	—	—	—	—	448,170
Multi-family	14,180,454	—	—	—	—	14,180,454
Commercial real estate	20,913,333	—	—	—	—	20,913,333
Commercial leases and loans	19,411,283	—	—	—	—	19,411,283
Commercial lines of credit	4,766,142	93,386	423,917	—	—	5,283,445

	$88,653,419	$309,624	$423,917	$—	$—	$89,386,960

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity as of December 31, 2012 and September 30, 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	Non-
	Performing	Performing
December 31, 2012	Loans	Loans	Total
One-to-four family real estate—owner occupied	$619,586	$22,207,419	$22,827,005
Home equity and second mortgages	—	1,228,143	1,228,143
Secured loans	—	204,070	204,070

	$619,586	$23,639,632	$24,259,218

	Non-
	Performing	Performing
September 30, 2012	Loans	Loans	Total
One-to-four family real estate—owner occupied	$660,078	$22,181,080	$22,841,158
Home equity and second mortgages	—	1,261,447	1,261,447
Secured loans	—	269,520	269,520

	$660,078	$23,712,047	$24,372,125

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A commercial line of credit loan with a balance of $423,917 was considered an impaired loan at December 31, 2012, with no related allowance. The Company did not recognize any interest income from this loan for the three month period ended December 31, 2012. There were no impaired loans at September 30, 2012.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2012:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to-four family real estate—owner occupied	$217,043	$—	$619,586	$836,629	$21,990,376	$22,827,005	$619,586
One-to-four family real estate—non-owner occupied	74,197	115,534	—	189,731	29,274,933	29,464,664	—
Construction	—	—	—	—	409,638	409,638	—
Multi-family real estate	—	—	—	—	14,811,126	14,811,126	—
Commercial real estate	—	—	—	—	21,359,475	21,359,475	—
Home equity and second mortgages	8,034	—	—	8,034	1,220,109	1,228,143	—
Secured loans	—	—	—	—	204,070	204,070	—
Commercial leases and loans	248,014	218,336	—	466,350	19,539,741	20,006,091	—
Commercial lines of credit	—	—	423,917	423,917	5,565,326	5,989,243	423,917

	$547,288	$333,870	$1,043,503	$1,924,661	$114,374,794	$116,299,455	$1,043,503

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to-four family real estate—owner occupied	$133,533	$—	$660,078	$793,611	$22,047,547	$22,841,158	$660,078
One-to-four family real estate—non-owner occupied	124,963	91,276	—	216,239	28,934,036	29,150,275	—
Construction	—	—	—	—	448,170	448,170	—
Multi-family real estate	—	—	—	—	14,180,454	14,180,454	—
Commercial real estate	—	—	—	—	20,913,333	20,913,333	—
Home equity and second mortgages	—	—	—	—	1,261,447	1,261,447	—
Secured loans	—	—	—	—	269,520	269,520	—
Commercial leases and loans	—	—	—	—	19,411,283	19,411,283	—
Commercial lines of credit	423,917	—	—	423,917	4,859,528	5,283,445	—

	$682,413	$91,276	$660,078	$1,433,767	$112,325,318	$113,759,085	$660,078

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at December 31, 2012 and September 30, 2012 were approximately $1,043,500 and $660,000, respectively. The foregone interest on non-accrual loans was approximately $24,288 and $100 for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and September 30, 2012, there were no loans that were 90 days or more delinquent and still accruing interest.

The following table details the allowance for loan losses and loan receivable balances at December 31, 2012 and September 30, 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	December 31, 2012
	One-to- four family real estate - owner occupied	One-to- four family real estate - non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases	Commercial lines of credit	Non- allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(71)	3,301	(386)	5,676	5,131	(183)	—	7,435	8,116	10,981	40,000

Ending balance 12/31/12	$114,135	$309,379	$4,096	$133,300	$245,634	$6,755	$—	$250,076	$68,876	$49,787	$1,182,038

Beginning balance 10/1/2011	$308,028	$—	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	102	—	1,317	4,048	9,265	301	—	6,550	17,630	(19,213)	20,000

Ending balance 12/31/11	$308,130	$—	$3,932	$125,500	$294,148	$7,350	$—	$223,444	$17,630	$39,904	$1,020,038

Allowance for credit losses:
Ending balance 12/31/2012	$114,135	$309,379	$4,096	$133,300	$245,634	$6,755	$—	$250,076	$68,876	$49,787	$1,182,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$114,135	$309,379	$4,096	$133,300	$245,634	$6,755	$—	$250,076	$68,876	$49,787	$1,182,038

Loans receivables:
Ending balance 12/31/2012	$22,827,005	$29,464,664	$409,638	$14,811,126	$21,359,475	$1,228,143	$204,070	$20,006,091	$5,989,243	$—	$116,299,455

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$423,917	$—	$423,917

Ending balance: collectively evaluated for impairment	$22,827,005	$29,464,664	$409,638	$14,811,126	$21,359,475	$1,228,143	$204,070	$20,006,091	$5,565,326	$—	$115,875,538

Allowance for credit losses:
Ending balance 9/30/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Loans receivables:
Ending balance 9/30/2012	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Note 5 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at December 31, 2012 and September 30, 2012 was approximately $9,121,192 and $9,506,000, respectively, with interest rates from 2.25% to 6.75% and 2.25% to 6.75%, respectively. Fixed rate loan commitments at December 31, 2012 and September 30, 2012 were approximately $2,233,616 and $4,293,000, respectively, with fixed rates of interest ranging from 1.75% to 6.75% and 4.00% to 6.75%, respectively.

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

Note 6 — Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and September 30, 2012 are as follows:

	December 31, 2012
Description	Level I	Level II	Level III	Total
Mortgage-backed securities available for sale	$—	$14,915	$—	$14,915

	September 30, 2012
Description	Level I	Level II	Level III	Total
Mortgage-backed securities available for sale	$—	$15,813	$—	$15,813

The following table presents the assets measured on a nonrecurring basis on the Consolidated Balance Sheet at their fair value as of December 31, 2012 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	December 31, 2012
	Level I	Level II	Level III	Total
Assets measured on a recurring basis:
Impaired loans	$—	$—	$423,917	$423,917

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at December 31, 2012 and September 30, 2012:

	December 31, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$14,862,376	$14,862,376	$—	$—	$14,862,376
Investment securities held to maturity	7,274,945	—	7,312,867	—	7,312,867
Mortgage-backed securities available for sale	14,915	—	14,915	—	14,915
Federal Home Loan Bank stock	436,800	436,800	—	—	436,800
Loans receivable, net	114,933,591	—	—	122,317,000	122,317,000
Accrued interest receivable	473,158	473,158	—	—	473,158

Financial liabilities:
Deposits	$116,564,883	$45,617,000	$—	$73,317,000	$118,934,000
Advances from borrowers for taxes and insurance	802,508	802,508	—	—	802,508
Accrued interest payable	93,483	93,483	—	—	93,483

	September 30, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$8,109,594	$8,109,594	$—	$—	$8,109,594
Investment securities held to maturity	13,873,592	—	13,975,783	—	13,975,783
Mortgage-backed securities available for sale	15,813	—	15,813	—	15,813
Federal Home Loan Bank stock	502,600	502,600	—	—	502,600
Loans receivable, net	112,440,299	—		118,443,000	118,443,000
Accrued interest receivable	606,633	606,633	—	—	606,633

Financial liabilities:
Deposits	$114,496,546	42,749,831	$—	$73,138,169	$115,888,000
Advances from borrowers for taxes and insurance	517,517	517,517	—	—	517,517
Accrued interest payable	100,076	100,076	—	—	100,076

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

Note 7 — Capital Requirements

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at December 31, 2012 and September 30, 2012:

					To be well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)		(in thousands)		(in thousands)
As of December 31, 2012
Total capital (to risk-weighted assets)	$22,156	24.20%	$7,324	>8.00%	9,155	>10.00%
Tier 1 capital (to risk-weighted assets)	20,974	22.91%	3,662	>4.00%	5,493	>6.00%
Core (Tier 1) capital (to adjusted total assets)	20,974	14.83%	5,656	>4.00%	7,070	>5.00%

As of September 30, 2012
Total capital (to risk-weighted assets)	$21,745	23.77%	$7,319	>8.00%	$9,149	>10.00%
Tier 1 capital (to risk-weighted assets)	20,620	22.54%	3,659	>4.00%	5,489	>6.00%
Core (Tier 1) capital (to adjusted total assets)	20,620	14.85%	5,528	>4.00%	6,909	>5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012
	(in thousands)	(in thousands)
Total equity	$21,026	$20,672
Unrealized (gains) on securities available-for-sale	(1)	(1)
Deferred tax asset—disallowed portion	(51)	(51)

Tier 1 capital	$20,974	20,620
Allowable allowances for loan and lease losses	1,182	1,125

Total	$22,156	$21,745

Note 8 — Recent Accounting Pronouncements

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 28, 2012, under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of non-performing loans, classified and criticized loans and delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending areas and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific provision for loan losses based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific provision for loan losses is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

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

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Assets increased $2.6 million, or 1.9%, to $141.1 million at December 31, 2012 from $138.5 million at September 30, 2012, primarily due to a $2.5 million increase in loans receivable, a $6.8 million increase in cash and cash equivalents, offset by a $6.6 million decrease in investment securities held to maturity. Cash and cash equivalents increased and investment securities decreased $1.0 million primarily due to $8.0 million in called securities, primarily U.S. government agency securities, offset by the purchase of $1.4 million in investment securities. The increase in loans was primarily due to a $706,000 increase in commercial lines of credit, a $631,000 increase in multi-family real estate, a $595,000 increase in commercial leases and loans, and a $446,000 increase in commercial real estate loans. The increases were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were two non-accrual loans at December 31, 2012 totaling $1,000,000 or 0.91% of total loans, compared to one loan totaling $660,000, or 0.58% of total net loans, at September 30, 2012. The non-accrual loan total for December 31, 2012 consisted of a $619,586 one-to-four family real estate loan and a $423,917 commercial line of credit. The non-accrual loan for September 30, 2012 was a one-to-four family real estate loan.

Total liabilities increased by $2.4 million, or 2.1%, to $118.6 million at December 31, 2012 from $116.1 million at September 30, 2012. This increase was primarily attributable to an increase in deposits of $2.1 million, or 1.8%, and an increase of $285,000 in advances from borrowers for taxes and insurance.

Stockholders’ equity increased $153,000 to $22.6 million at December 31, 2012 from $22.4 million at September 30, 2012. The increase was primarily the result of net income totaling $333,000, $33,000 related to stock benefit plans and $9,000 related to the ESOP, offset by the purchase of 7,500 shares at a cost of $117,000 during the period.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Overview.

	Three Months Ended
	December 31,
	2012	2011
	(Dollars in thousands, except
	per share amounts)
Net income	$333	$388
Basic and diluted earnings per share	0.27	0.31
Average equity to average assets	16.22%	14.13%

The decrease in net income for the three months ended December 31, 2012 was primarily attributable to a $44,000 decrease in interest income, a $20,000 increase in the provision for loan losses and a $106,000 increase in non-interest expenses, offset by a $31,000 decrease in interest expense, a $16,000 increase in non-interest income, and a $68,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased $13,000 to $1,371,000 for the three months ended December 31, 2012 from $1,384,000 for the comparable 2011 period. For the three month period ended December 31, 2012, lower net interest income was the result of a $44,000 decrease in interest income offset by a $31,000 decrease in interest expense. The decrease in net interest income resulted from a 5 basis point decrease in the average yield on interest-earning assets, offset by a $8.3 million increase in the average balance of loans receivable. The decrease in total interest expense for the three month period ended December 31, 2012 was primarily attributable to decreases in deposit interest expense due to lower interest rates.

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

	Three Months Ended
	December 31, 2012
	Compared to
	Three Months Ended
	December 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income
Loans receivable	$(92)	$117	$25
Investment securities	(33)	(36)	(69)

Total interest-earning assets	(125)	81	(44)

Interest Expense:
NOW money market accounts	(2)	(2)	$(4)
Passbook and club accounts	(1)	1	—
IRA accounts	(17)	(2)	(19)
Certificates of deposit	(17)	13	(4)
CDARS	(5)	1	(4)

	(42)	11	(31)

Net change in net interest income	$(83)	$70	$(13)

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2012 was $40,000 compared to $20,000 for the comparable 2011 period. The increased provision in the 2012 period reflects growth in the loan portfolio with consideration given to the absence of charge-offs.

There was $1.0 million in non-performing loans at December 31, 2012 compared to $660,000 in non-performing loans at September 30, 2012. There were no net charge-offs for the three months ended December 31, 2012 and 2011.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three months ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,
	2012	2011	$ Change	% Change
Fees on deposit accounts	$9,833	$8,801	$1,032	11.7%
Other income	26,414	11,581	14,833	128.1%

Total non-interest income	$36,247	$20,382	$15,865	77.8%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three months ended December 31, 2012 and 2011.

	Three Months Ended
	December 31,
	2012	2011	$ Change	% Change
Salary and Benefits	$474,460	$453,654	$20,806	4.6%
Occupancy	106,482	89,197	17,285	19.4%
Data Processing	62,172	46,001	16,171	35.2%
Professional fees	68,934	63,143	5,791	9.2%
FDIC insurance premiums	16,898	13,473	3,425	25.4%
Other	132,414	89,603	42,811	47.8%

Total non-interest expense	$861,360	$755,071	$106,289	14.1%

Salaries and benefits expense increased $21,000 for the three months ended December 31, 2012 due primarily to a $20,000 restricted stock plan expense, $4,000 in stock options expense and a $2,000 increase in salary and benefits expense, offset by a $5,000 decrease in ESOP expense. Occupancy expense increased $17,000 due to a $9,000 increase in office building and furniture and fixtures expense and an $8,000 increase in equipment depreciation expense. Data processing expense increased due to an $8,000 increase in vendor costs and an $8,000 increase in hardware and software maintenance expense. Other expense increased $43,000 due primarily to a $21,000 donation to the state education tax credit program and a one-time expense of $20,000 related to an uncollectible account receivable.

Income Taxes. Income tax expense was $173,000 for the three months ended December 31, 2012 compared to $241,000 for the comparable period in 2011. The decrease in income tax expense in the 2012 period was primarily the result of a decrease in pre-tax income as the effective tax rate was comparable throughout the periods at 38%.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $14.9 million. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $13.0 million from the Federal Home Loan Bank of Pittsburgh. At December 31, 2012, we had no Federal Home Loan Bank advances outstanding.

At December 31, 2012, we had $9.1 million in loan commitments outstanding, which consisted of commitments to grant $1.8 million in loans and $447,000 in commercial leases. At December 31, 2012, we had $4.6 million in undisbursed lines of credit, $1.7 million in undisbursed construction loans and $500,000 in undisbursed loans in process.

Certificates of deposit due within one year of December 31, 2012 totaled $37.7 million, representing 54.2% of certificates of deposit, and 32.4% of total deposits at December 31, 2012. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At December 31, 2012, the Company had $1.5 million in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of December 31, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 24.20%, 22.91% and 14.83%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At December 31, 2012, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 6 to the consolidated financial statements included in this Form 10-Q and in the Bank’s audited consolidated financial statements for the year ended September 30, 2012.

For the three months ended December 31, 2012, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the SEC on December 28, 2012. As of December 31, 2012, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			as Part of	Yet To Be
	(a) Total	(b) Average	Publically	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs (1)
October 1 through October 31, 2012	—	$—	—	111,617

November 1 through November 30, 2012	—	$—	—	111,617

December 1 through December 31, 2012	7,500	$15.50	7,500	104,117

Total	7,500		7,500

(1)	On February 22, 2012, the Board of Directors of the Company authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: February 14, 2013	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: February 14, 2013	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)