Form 10-Q
period 2013-03-31
Eureka Financial Corp.
filed 2013-05-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 1,291,448 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	September 30, 2012
Assets:
Cash and due from banks	$635,904	$583,633
Interest-bearing deposits in other banks	9,556,932	7,525,961

Cash and Cash Equivalents	10,192,836	8,109,594
Investment securities available for sale	2,240,776	—
Investment securities held to maturity (fair value of $5,094,473 and $13,975,782, respectively)	5,025,306	13,873,592
Mortgage-backed securities available for sale	13,433	15,813
Federal Home Loan Bank stock, at cost	372,500	502,600
Loans receivable, net of allowance for loan losses of $1,224,038 and $1,142,038, respectively	118,252,639	112,440,299
Premises and equipment, net	1,211,481	1,214,909
Deferred tax asset, net	995,413	994,070
Accrued interest receivable and other assets	1,443,655	1,338,283

Total Assets	$139,748,039	$138,489,160

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$4,280,160	$4,107,787
Interest bearing	111,090,789	110,388,759

Total deposits	115,370,949	114,496,546
Advances from borrowers for taxes and insurance	429,293	517,517
Accrued interest payable and other liabilities	1,378,118	1,089,109

Total Liabilities	117,178,360	116,103,172

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,297,697 and 1,325,397 shares outstanding	12,976	13,452
Paid-in capital	11,315,333	11,717,129
Retained earnings—substantially restricted	11,732,796	11,164,708
Accumulated other comprehensive (loss) income	(4,097)	1,019
Unearned ESOP shares	(487,329)	(510,320)

Total Stockholders’ Equity	22,569,679	22,385,988

Total Liabilities and Stockholders’ Equity	$139,748,039	$138,489,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$1,614,933	$1,569,751	$3,191,885	$3,121,960
Investment securities and other interest-earning assets:
Taxable	60,285	176,891	150,080	340,784
Tax exempt	19,397	7,296	35,612	17,614
Mortgage-backed securities	234	244	483	714

Total Interest Income	1,694,849	1,754,182	3,378,060	3,481,072

Interest Expense
Deposits	293,493	327,471	605,313	670,626

Total Interest Expense	293,493	327,471	605,313	670,626

Net Interest Income	1,401,356	1,426,711	2,772,747	2,810,446

Provision for Loan Losses	42,000	30,000	82,000	50,000

Net Interest Income after Provision for Loan Losses	1,359,356	1,396,711	2,690,747	2,760,446

Non-Interest Income
Fees on deposit accounts	8,226	8,810	18,059	17,611
Other income	8,332	10,063	34,746	21,644

Total Non-Interest Income	16,558	18,873	52,805	39,255

Non-Interest Expense
Salaries and benefits	511,913	475,243	986,373	910,447
Occupancy	86,023	93,163	192,505	182,360
Data processing	61,795	63,065	123,967	109,066
Professional fees	71,701	68,489	140,635	131,632
FDIC insurance premiums	15,510	13,710	32,408	27,183
Other	116,005	77,211	248,419	185,263

Total Non-Interest Expense	862,947	790,881	1,724,307	1,545,951

Income Before Income Tax Provision	512,967	624,703	1,019,245	1,253,750
Income Tax Provision	172,563	234,477	345,726	475,277

Net Income	$340,404	$390,226	$673,519	$778,473

Earnings per Common Share—Basic and Diluted	$0.28	$0.31	$0.54	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

`

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$340,404	$390,226	$673,519	$778,473
Other comprehensive loss:
(Decrease) in unrealized gains on available for sale securities	(7,610)	(75)	(7,752)	(489)
Income tax effect	2,588	25	2,636	166

Other comprehensive loss, net of tax:	(5,022)	(50)	(5,116)	(323)

Total comprehensive income	$335,382	$390,176	$668,403	$778,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2013

(unaudited)

	Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, September 30, 2012	1,325,397	$13,452	$11,717,129	$11,164,708	$1,019	$(510,320)	$22,385,988
Net income	—	—	—	673,519	—	—	673,519
Other comprehensive income	—	—	—	—	(5,116)	—	(5,116)
Compensation expense related to restricted stock	—	—	39,564	—	—	—	39,564
Compensation expense related to stock options	—	—	8,670	—	—	—	8,670
ESOP shares earned	—	—	19,744	—	—	22,991	42,735
Purchase and retirement of common stock	(27,700)	(476)	(469,774)	—	—	—	(470,250)
Dividends paid	—	—	—	(105,431)	—	—	(105,431)

Balance, March 31, 2013	1,297,697	$12,976	$11,315,333	$11,732,796	$(4,097)	$(487,329)	$22,569,679

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$673,519	$778,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	47,729	83,830
Provision for loan losses	82,000	50,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	512	(29,271)
Compensation expense for ESOP, restricted stock, and stock options	90,969	48,849
Deferred tax expense	1,293	302,887
Decrease in accrued interest receivable	102,764	10,171
Increase other assets	(208,136)	(50,085)
Decrease in accrued interest payable	(13,952)	(49,804)
Increase in other liabilities	302,961	137,812

Net cash provided by operating activities	1,079,659	1,282,862

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	10,200,000	10,505,000
Purchase of investment securities available for sale	(2,250,000)	—
Purchase of investment securities held to maturity	(1,350,000)	(9,450,000)
Net paydowns in mortgage-backed securities	1,626	7,708
Redemption of FHLB stock	130,100	63,300
Net increase in loans	(1,320,000)	(4,015,443)
Commercial leases purchased	(4,574,340)	(1,074,104)
Premises and equipment expenditures	(44,301)	(143,290)

Net cash provided by (used for) investing activities	793,085	(4,106,829)

FINANCING ACTIVITIES
Net increase in deposit accounts	874,403	166,845
Net (decrease) increase in advances from borrowers for taxes and insurance	(88,224)	72,173
Purchase and retirement of common stock	(470,250)	(46,997)
Payment of dividends	(105,431)	(92,030)

Net cash provided by financing activities	210,498	99,991

Net increase (decrease) in cash and cash equivalents	2,083,242	(2,723,976)
CASH AND CASH EQUIVILENTS AT BEGINNING OF YEAR	8,109,594	11,347,761

CASH AND CASH EQUIVILENTS AT END OF OF PERIOD	$10,192,836	$8,623,785

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$619,265	$702,430
Income taxes paid	$155,000	$—

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net Income	$340,404	$390,226	$673,519	$778,473
Weighted average common shares outstanding	1,310,961	1,259,689	1,317,270	1,259,632
Average unearned ESOP shares	(47,871)	(18,730)	(56,042)	(54,981)
Average unearned restricted shares	(21,646)	—	(22,446)	—

Weighted average common shares used to calculate basic earnings per share	1,234,044	1,259,539	1,238,789	1,259,632
Additional common stock equivilents used to calculate diluted earnings per share	3,212	—	668	—

Weighted average common shares used to calculate basic and diluted earnings per share	1,237,256	1,259,539	1,239,449	1,259,632

Basic and diluted earnings per share	$0.28	$0.31	$0.54	$0.62

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the periods ended March 31, 2013 and 2012 but were not included in the computation of diluted earnings per share because doing so would be anti-dilutive as the weighted average exercise prices were in excess of the weighted average market value for the periods presented.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2—Investment Securities

Investment securities available for sale consisted of the following at March 31, 2013. There were no securities available for sale at September 30, 2012:

March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
(unaudited)
U.S. Government agency securities	$2,247,769	$—	$(6,993)	$2,240,776

The amortized cost and fair value of securities available for sale at March 31, 2013 is shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized	Fair
	Cost	Value
	(unaudited)
Due after ten years	$2,247,769	$2,240,776

Investment securities held to maturity consisted of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(unaudited)
Obligations of states and political subdivisions	$2,025,306	$88,115	$(12,423)	$2,100,998
U.S. Government agency securities	3,000,000	—	(6,525)	2,993,475

Total	$5,025,306	$88,115	$(18,948)	$5,094,473

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$1,425,468	$28,878	$(2,029)	$1,452,317
U.S. Government agency securities	12,448,124	78,029	(2,688)	12,523,465

Total	$13,873,592	$106,907	$(4,717)	$13,975,782

The amortized cost and fair value of securities held to maturity at March 31, 2013 and September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized	Fair
	Cost	Value
Due from five to ten years	$492,983	$560,588
Due after ten years	4,532,323	4,533,885

	$5,025,306	$5,094,473

U.S. government agency securities with carrying values of $3,747,769 and $1,499,278, at March 31, 2013 and September 30, 2012, respectively, were pledged to secure public deposits held by the Company.

Temporarily impaired investments consisted of the following at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$583,440	$(12,423)	$—	$—	$583,440	$(12,423)
U.S Government agency securities	2,984,251	(13,518)	—	—	2,984,251	(13,518)

Total	$3,567,691	$(25,941)	$—	$—	$3,567,691	$(25,941)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$588,930	$(2,029)	$—	$—	$588,930	$(2,029)
U.S Government agency securities	1,997,125	(2,688)	—	—	1,997,125	(2,688)

Total	$2,586,055	$(4,717)	$—	$—	$2,586,055	$(4,717)

The Company reviews its position quarterly and has asserted that at March 31, 2013, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

Eureka Financial Corp. had six securities in an unrealized loss position at March 31, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 3—Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,336	$51	$—	$1,387
Fannie Mae Certificates	11,312	734	—	12,046

	$12,648	$785	$—	$13,433

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$1,552	$106	$—	$1,658
Fannie Mae Certificates	12,717	1,438	—	14,155

	$14,269	$1,544	$—	$15,813

The amortized cost and fair values of mortgage-backed securities at March 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	March 31, 2013
	Amortized	Fair
	Cost	Value
Due after one year through five years	$7,907	$8,177
Due after five years through ten years	4,741	5,256

	$12,648	$13,433

Note 4—Loans

Major classifications of loans are as follows at March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012
One-to-four family real estate—owner occupied	$22,511,847	$22,841,158
One-to-four family real estate—non-owner occupied	30,287,292	29,150,275
Construction	1,411,779	448,170
Multi-family real estate	14,579,436	14,180,454
Commercial real estate	23,290,458	20,913,333
Home equity and second mortgages	1,186,918	1,261,447
Share loans	203,454	269,520
Commercial leases and loans	20,185,971	19,411,283
Commercial lines of credit	6,021,389	5,283,445

	119,678,544	113,759,085
Plus:
Unamortized loan premiums	14,663	15,534
Less:
Unamortized loan fees and costs, net	(216,530)	(192,282)
Allowance for loan losses	(1,224,038)	(1,142,038)

	$118,252,639	$112,440,299

Loan Portfolio Composition

Loans which management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balance, adjusted for any allowance for loan losses and any deferred loan fees or costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are netted and amortized to income over the life of the loan.

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate loans – owner occupied and non-owner occupied; (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) share loans; (7) commercial loans and leases; and (8) commercial lines of credit.

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

Share loans are made to applicants who maintain deposit accounts at the Bank. The Bank will originate these loans up to a term of five years or to maturity date whichever comes first. These loans pose no risk to the Bank as the loan amount will never exceed the collateral that is securing the loan.

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

Credit quality indicators as of March 31, 2013 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner-occupied one-to-four-family real estate	$30,287,292	$—	$—	$—	$—	$30,287,292
Construction	1,411,779	—	—	—	—	1,411,779
Multi-family	14,579,436	—	—	—	—	14,579,436
Commercial real estate	23,290,458	—	—	—	—	23,290,458
Commercial leases and loans	19,748,157	—	437,814	—	—	20,185,971
Commercial lines of credit	5,597,472	—	423,917	—	—	6,021,389

	$94,914,594	$—	$861,731	$—	$—	$95,776,325

Credit quality indicators as of September 30, 2012 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner-occupied one-to-four-family real estate	$28,934,037	$216,238	$—	$—	$—	$29,150,275
Construction	448,170	—	—	—	—	448,170
Multi-family	14,180,454	—	—	—	—	14,180,454
Commercial real estate	20,913,333	—	—	—	—	20,913,333
Commercial leases and loans	19,411,283	—	—	—	—	19,411,283
Commercial lines of credit	4,766,142	93,386	423,917	—	—	5,283,445

	$88,653,419	$309,624	$423,917	$—	$—	$89,386,960

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity as of March 31, 2013 and September 30, 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

March 31, 2013	Non- Performing Loans	Performing Loans	Total
One-to-four family real estate—owner occupied	$—	$22,511,847	$22,511,847
Home equity and second mortgages	—	1,186,918	1,186,918
Secured loans	—	203,454	203,454

	$—	$23,902,219	$23,902,219

September 30, 2012	Non- Performing Loans	Performing Loans	Total
One-to-four family real estate—owner occupied	$660,078	$21,181,080	$22,841,158
Home equity and second mortgages	—	1,261,447	1,261,447
Secured loans	—	269,520	269,520

	$660,078	$22,712,047	$24,372,125

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Two commercial leases with balances totaling $197,636 and a commercial line of credit with a balance totaling $423,917 were considered impaired loans at March 31, 2013, with no related allowance. The Company did not recognize any interest income from these loans for the three month period ended March 31, 2013. There were no impaired loans at September 30, 2012.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2013:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to-four family real estate—owner occupied	$178,362	$37,665	$—	$216,027	$22,295,820	$22,511,847	$—
One-to-four family real estate—non-owner occupied	35,996	—	—	35,996	30,251,296	30,287,292	—
Construction	—	—	—	—	1,411,779	1,411,779	—
Multi-family real estate	76,136	—	—	76,136	14,503,300	14,579,436	—
Commercial real estate	—	—	—	—	23,290,458	23,290,458	—
Home equity and second mortgages	—	—	—	—	1,186,918	1,186,918	—
Secured loans	—	—	—	—	203,454	203,454	—
Commercial leases and loans	—	240,178	197,636	437,814	19,748,157	20,185,971	197,636
Commercial lines of credit	—	—	423,917	423,917	5,597,472	6,021,389	423,917

	$290,494	$277,843	$621,553	$1,189,890	$118,488,654	$119,678,544	$621,553

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to-four family real estate—owner occupied	$133,533	$—	$660,078	$793,611	$22,047,547	$22,841,158	$660,078
One-to-four family real estate—non-owner occupied	124,963	91,276	—	216,239	28,934,036	29,150,275	—
Construction	—	—	—	—	448,170	448,170	—
Multi-family real estate	—	—	—	—	14,180,454	14,180,454	—
Commercial real estate	—	—	—	—	20,913,333	20,913,333	—
Home equity and second mortgages	—	—	—	—	1,261,447	1,261,447	—
Secured loans	—	—	—	—	269,520	269,520	—
Commercial leases and loans	—	—	—	—	19,411,283	19,411,283	—
Commercial lines of credit	423,917	—	—	423,917	4,859,528	5,283,445	—

	$682,413	$91,276	$660,078	$1,433,767	$112,325,318	$113,759,085	$660,078

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Financial Corp. maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at March 31, 2013 and September 30, 2012 were $621,553 and $660,078, respectively. The foregone interest on non-accrual loans was $6,359 and $0 for the three months ended March 31, 2013 and 2012, respectively and $19,359 and $0 for the six month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and September 30, 2012, there were no loans that were 90 days or more delinquent and still accruing interest.

Accrual of interest is discontinued when the loan becomes 91 days delinquent. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Amortization of any net deferred fees is discontinued when a loan is placed on nonaccrual status. Interest on nonaccrual loans is accounted for on the cash basis, until qualifying for return to nonaccrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonable assured.

The following table details the allowance for loan losses and loan receivable balances for the three and six month periods ended March 31, 2013 and 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to-four family real estate -owner occupied	One-to-four family real estate -non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 1/1/2013	$114,135	$309,379	$4,096	$133,300	$245,634	$6,755	$—	$250,076	$68,876	$49,787	$1,182,038
Charge-offs	—		—	—	—	—	—	—	—		—
Recoveries	—		—	—	—	—	—	—	—		—
Provisions (credits)	54,971	(66,722)	10,762	(16,649)	22,447	424	—	3,681	430	32,656	42,000

Ending balance 3/31/13	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038

Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—		—	—	—	—	—	—	—		—
Recoveries	—		—	—	—	—	—	—	—		—
Provisions (credits)	54,900	(63,421)	10,376	(10,973)	27,578	241	—	11,116	8,546	43,637	82,000

Ending balance 3/31/13	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038

Beginning balance 1/1/2012	$308,028	$—	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—		—	—	—	—	—	—	—		—
Recoveries	—		—	—	—	—	—	—	—		—
Provisions (credits)	(138,646)	—	1,249	(14,059)	96,240	5,664	—	93,988	—	5,564	50,000

Ending balance 3/31/12	$169,382	$—	$3,864	$107,393	$381,123	$12,713	$—	$310,882	$—	$64,681	$1,050,038

Beginning balance 10/1/2011	$115,299	$192,729	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—		—	—	—	—	—	—	—		—
Recoveries	—		—	—	—	—	—	—	—		—
Provisions (credits)	54,083	(192,729)	1,249	(14,059)	96,240	5,664	—	93,988	—	5,564	50,000

Ending balance 3/31/12	$169,382	$—	$3,864	$107,393	$381,123	$12,713	$—	$310,882	$—	$64,681	$1,050,038

Allowance for credit losses:
Ending balance 3/31/2013	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$2,484	$4,879	$—	$7,363

Ending balance: collectively evaluated for impairment	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$251,273	$64,427	$82,443	$1,216,675

Loans receivables:
Ending balance 3/31/2013	$22,511,847	$30,287,292	$1,411,779	$14,579,436	$23,290,458	$1,186,918	$203,454	$20,185,971	$6,021,389	$—	$119,678,544

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$197,636	$423,917	$—	$621,553

Ending balance: collectively evaluated for impairment	$22,511,847	$30,287,292	$1,411,779	$14,579,436	$23,290,458	$1,186,918	$203,454	$19,988,335	$5,597,472	$—	$119,056,991

Allowance for credit losses:
Ending balance 9/30/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Loans receivables:
Ending balance 9/30/2012	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Note 5—Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at March 31, 2013 and September 30, 2012 was approximately $10,824,186 and $9,506,000, respectively, with interest rates from 2.25% to 6.75% and 2.25% to 6.75%, respectively. Fixed rate loan commitments at March 31, 2013 and September 30, 2012 were approximately $3,798,369 and $4,293,000, respectively, with fixed rates of interest ranging from 3.50% to 6.75% and 4.00% to 6.75%, respectively.

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

Note 6—Fair Value Measurements and Fair Values of Financial Instruments

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and September 30, 2012 are as follows:

	March 31, 2013
Description	Level I	Level II	Level III	Total
Mortgage-backed securities available for sale	$—	$13,433	$—	$13,433
U.S. Government agency securities available for sale	—	2,240,776	—	2,240,776

	$ —	$2,254,209	$—	$2,254,209

	September 30, 2012
Description	Level I	Level II	Level III	Total
Mortgage-backed securities available for sale	$—	$15,813	$—	$15,813

The following table presents the financial assets measured at fair value on a nonrecurring basis as of March 31, 2013 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	March 31, 2013
Description	Level I	Level II	Level III	Total
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$614,190	$614,190

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Inputs	Average)
Impaired loans	$614,190	Discounted	Probability of	1.15 – 1.25
		cash flow	default	(1.20)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at March 31, 2013 and September 30, 2012:

	March 31, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$10,192,836	$10,192,836	$—	$—	$10,192,836
Investment securities available for sale	2,240,776	—	2,240,776	—	2,240,776
Investment securities held to maturity	5,025,306	—	5,094,473	—	5,094,473
Mortgage-backed securities available for sale	13,433	—	13,433	—	13,433
Federal Home Loan Bank stock	372,500	372,500	—	—	372,500
Loans receivable, net	118,252,639	—	—	125,387,000	125,387,000
Accrued interest receivable	516,118	516,118	—	—	516,118
Financial liabilities:
Deposits	$115,370,949	46,493	$—	$70,040	$116,533.00
Advances from borrowers for taxes and insurance	429,293	429,293	—	—	429,293
Accrued interest payable	86,124	86,124	—	—	86,124

	September 30, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$8,109,594	$8,109,594	$—	$—	$8,109,594
Investment securities held to maturity	13,873,592	—	13,975,783	—	13,975,783
Mortgage-backed securities available for sale	15,813	—	15,813	—	15,813
Federal Home Loan Bank stock	502,600	502,600	—	—	502,600
Loans receivable, net	112,440,299	—	—	118,443,000	118,443,000
Accrued interest receivable	606,633	606,633	—	—	606,633
Financial liabilities:
Deposits	$114,496,546	42,749,831	$—	$73,138,169	$115,888,000.00
Advances from borrowers for taxes and insurance	517,517	517,517	—	—	517,517
Accrued interest payable	100,076	100,076	—	—	100,076

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Securities

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) were used to support fair values of certain Level 3 investments.

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

Note 7—Capital Requirements

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at March 31, 2013 and September 30, 2012:

				For Capital Adequacy			To be well Capitalized under Prompt Corrective Action
	Actual			Purposes			Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(in thousands)			(in thousands)			(in thousands)
As of March 31, 2013
Total capital (to risk-weighted assets)	$21,398	22.34	% >	$7,663	>8.00	% >	9,578	>10.00%
Tier 1 capital (to risk-weighted assets)	21,402	22.34	% >	3,831	>4.00	% >	5,747	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,402	15.28	% >	5,604	>4.00	% >	7,006	>5.00%
As of September 30, 2012
Total capital (to risk-weighted assets)	$20,672	22.60	% >	$7,319	>8.00	% >	$9,149	>10.00%
Tier 1 capital (to risk-weighted assets)	20,620	22.54	% >	3,659	>4.00	% >	5,489	>6.00%
Core (Tier 1) capital (to adjusted total assets)	20,620	14.85	% >	5,528	>4.00	% >	6,909	>5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2012	2012
	(in thousands)	(in thousands)
Total equity	$21,398	$20,672
Unrealized loss (gain) on securities available-for-sale	4	(1)
Deferred tax asset—disallowed portion	—	(51)

Tier 1 capital	21,402	20,620
Allowable allowances for loan and lease losses	1,166	1,125

Total	$22,568	$21,745

Note 8—Changes in Accumulated Other Comprehensive Income by Component

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2013:

Unrealized Gains (losses)
on Available for Sale
Securities (a)
Balance as of December 31, 2012	$925
Other comprehensive loss before reclassification	(5,022)
Amount reclassified from accumulated other comprehensive income	—

Total other comprehensive loss	(5,022)
Balance as of March 31, 2013	$(4,097)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents the changes in accumulated other comprehensive income by component net of tax for the six months ended March 31, 2013:

Unrealized Gains (losses)
on Available for Sale
Securities (a)
Balance as of September 30, 2012	$1,019
Other comprehensive loss before reclassification	(5,116)
Amount reclassified from accumulated other comprehensive income	—

Total other comprehensive loss	(5,116)
Balance as of March 31, 2013	$(4,097)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

Note 9—Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has provided the necessary disclosures in Note 8.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 10—Stock Based Compensation

In 2012, the Company’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide directors, officers and employees with additional incentives to promote growth and performance of Eureka Financial Corp. The 2012 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 106,908 shares of which 76,363 may be issued in connection with the exercise of stock options and 30,545 may be issued as restricted stock.

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

During the three and six months ended March 31, 2013, the Company recorded approximately $4,335 and $8,670, respectively, in compensation expense related to our stock option awards that are expected to vest in 2013. As of March 31, 2013, there was approximately $71,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next four years.

During the three and six months ended March 31, 2013, the Company recorded approximately $19,782 and $39,564, respectively, in compensation expense related to our restricted stock awards that are expected to vest in 2013. As of March 31, 2013, there was approximately $323,000 of unrecognized compensation cost related to unvested restricted stock awards granted. That cost is expected to be recognized over the next four years.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Assets increased approximately $1.2 million, or .9%, to $139.7 million at March 31, 2013 from $138.5 million at September 30, 2012, primarily due to a $5.8 million increase in loans receivable, a $2.2 million increase in investment securities available for sale, a $2.1 million increase cash and cash equivalents, offset by an $8.8 million decrease in investment securities held to maturity. The increase in loans was primarily due to a $2.3 million increase in commercial real estate loans, a $1.1 million increase in one-to-four family non-owner occupied loans, a $900,000 increase in construction loans, an $800,000 increase in commercial leases and loans, and a $700,000 increase in commercial lines of credit loans. The increases were primarily the result of our continued offering of competitive rates and strong customer service. The decrease in investment securities held to maturity was due to $10.2 million in high yield securities being called. The proceeds from these maturing securities were invested in investment securities available for sale and cash and cash equivalents in order to increase the Bank’s liquidity position and to provide the ability to sell securities if interest rates rise.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were three non-accrual loans at March 31, 2013 totaling $621,553 or 0.5% of total loans, compared to one loan totaling $660,078, or 0.6% of total net loans, at September 30, 2012. The non-accrual loan total for March 31, 2013 consisted of a $423,917 commercial line of credit and two commercial leases totaling $197,636. The non-accrual loan for September 30, 2012 was a one-to-four-family real estate loan.

Total liabilities increased by $1.1 million, or 1.0%, to $117.2 million at March 31, 2013 from $116.1 million at September 30, 2012. This increase was primarily attributable to an increase in deposits of $900,000 or .8%, and an increase of $200,000 in other liabilities. The increase in deposits consisted of a $2.5 million increase in NOW and money market accounts, a $1.3 million increase in savings accounts, offset by a $2.9 million decrease in certificate accounts.

Stockholders’ equity increased $200,000 to $22.6 million at March 31, 2013 from $22.4 million at September 30, 2012. The increase was primarily the result of net income totaling $674,000, offset by the repurchase of $470,000 of Company stock and dividends paid of $105,000.

Results of Operations for the Three and Six Months Ended March 31, 2013 and 2012

Overview.

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands, except
	per share amounts)
Net income	$340	$390
Basic and diluted earnings per share	0.28	0.31
Average equity to average assets	16.24%	15.92%

	Six Months Ended
	March 31,
	2013	2012
	(Dollars in thousands, except
	per share amounts)
Net income	$674	$778
Basic and diluted earnings per share	0.54	0.62
Average equity to average assets	16.25%	15.88%

The decrease in net income for the three months ended March 31, 2013 was primarily attributable to a $59,000 decrease in interest income, a $12,000 increase in the provision for loan losses and a $72,000 increase in non-interest expenses, offset by a $3,000 decrease in non-interest income, a $34,000 decrease in interest expense and a $62,000 decrease in income tax expense.

The decrease in net income for the six months ended March 31, 2013 was primarily attributable to a $103,000 decrease in interest income, a $32,000 increase in the provision for loan losses and a $179,000 increase in non-interest expenses, offset by a $14,000 increase in non-interest income, a $65,000 decrease in interest expense and a $130,000 decrease in income tax expense.

Net Interest Income. Net interest income decreased $26,000 to $1.4 million for the three months ended March 31, 2013. For the six months ended March 31, 2013, net interest income decreased $38,000 to $2.8 million. For the three and six month periods ended March 31, 2013, respectively, lower net interest income was the result of a $59,000 and $103,000 decrease in interest income, respectively, offset by a $34,000 and $65,000 decrease in interest expense over the comparable 2012 periods, respectively. The total interest income decreases were primarily due to decreases in the yield earned on loans and securities and a decrease in the average balance of investment securities.

The decrease in total interest expense for the three and six month periods ended March 31, 2013 was primarily attributable to decreases in deposit interest expense due to lower interest rates.

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

	Three Months Ended
	March 31, 2013
	Compared to
	Three Months Ended
	March 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income
Loans receivable	$(80)	$125	$45
Investment securities	(53)	(51)	(104)

Total interest-earning assets	(133)	74	(59)

Interest Expense:
NOW money market accounts	(2)	(2)	$(4)
Passbook and club accounts	(2)	—	(2)
IRA accounts	(14)	1	(13)
Certificates of deposit	(17)	1	(16)
CDARS	1	—	1
Other Borrowings	—	—	—

	(34)	—	(34)

Net change in net interest income	$(99)	$74	$(25)

	Six Months Ended
	March 31, 2013
	Compared to
	Six Months Ended
	March 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income
Loans receivable	$(217)	$287	$70
Investment securities	(63)	(110)	(173)

Total interest-earning assets	(280)	177	(103)

Interest Expense:
NOW money market accounts	(4)	(3)	$(7)
Passbook and club accounts	(3)	1	(2)
IRA accounts	(33)	—	(33)
Certificates of deposit	(26)	6	(20)
CDARS	(4)	1	(3)

	(70)	5	(65)

Net change in net interest income	$(210)	$172	$(38)

Provision for Loan Losses. The provision for loan losses for the three and six months ended March 31, 2013 was $42,000 and $82,000, respectively compared to $30,000 and $50,000, respectively for the comparable 2012 periods. The increased provision in the 2013 period reflects growth in the loan portfolio with consideration given to the absence of charge-offs.

There was $621,553 in non-performing loans at March 31, 2013 compared to $660,078 in non-performing loans at September 30, 2012. There were no net charge-offs for the three months ended March 31, 2013 and 2012.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and six month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Fees on deposit accounts	$8,226	$8,810	$(584)	(6.6)%
Other income	8,332	10,063	(1,731)	(17.2)%

Total non-interest income	$16,558	$18,873	$(2,315)	(12.3)%

	Six Months Ended
	March 31,
	2013	2012	$ Change	% Change
Fees on deposit accounts	$18,059	$17,611	$448	2.5%
Other income	34,746	21,644	13,102	60.5%

Total non-interest income	$52,805	$39,255	$13,550	34.5%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and six month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012	$ Change	% Change
Salary and Benefits	$511,913	$475,243	$36,670	7.7%
Occupancy	86,023	93,163	(7,140)	(7.7)%
Data Processing	61,795	63,065	(1,270)	(2.0)%
Professional fees	71,701	68,489	3,212	4.7%
FDIC insurance premiums	15,510	13,710	1,800	13.1%
Other	116,005	77,211	38,794	50.2%

Total non-interest expense	$862,947	$790,881	$72,066	9.1%

Salaries and benefits expense increased $36,670 for the three months ended March 31, 2013 due primarily to a $43,000 increase in salary and benefits expense, a $5,000 increase in ESOP and restricted stock plan expense, offset by an $11,000 decrease in retirement fund contributions. Occupancy expense decreased $7,140 due to a $10,000 decrease in furniture and fixtures expense. Other expense increased $38,794 due primarily to a $17,000 increase in stock-related expenses, a $9,000 increase in donation expense related to the state education tax credit program, and a $5,000 increase in public relations expense.

	Six Months Ended
	March 31,
	2013	2012	$ Change	% Change
Salary and Benefits	$986,373	$910,447	$75,926	8.3%
Occupancy	192,505	182,360	10,145	5.6%
Data Processing	123,967	109,066	14,901	13.7%
Professional fees	140,635	131,632	9,003	6.8%
FDIC insurance premiums	32,408	27,183	5,225	19.2%
Other	248,419	185,263	63,156	34.1%

Total non-interest expense	$1,724,307	$1,545,951	$178,356	11.5%

Salaries and benefits expense increased $75,926 for the six months ended March 31, 2013 due primarily to a $52,000 increase in salary and benefits expense, a $42,000 increase in ESOP and restricted stock plan expense, offset by an $18,000 decrease in retirement fund contributions. Other expense increased $63,156 due primarily to a $31,000 increase in donation expense and a $23,000 increase in stock-related expenses.

Income Taxes. Income tax expense was $173,000 and $346,000 for the three and six month periods ended March 31, 2013 compared to $234,000 and $475,000 for the comparable periods in 2012. The decrease in income tax expense in the 2013 period was primarily the result of a decrease in income from the investment portfolio and a higher level of non-interest expense. The effective tax rate was 34% for the three and six month periods ended March 31, 2013 compared to 38% for the comparable periods in 2012.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $10.2 million. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $68.0 million from the Federal Home Loan Bank of Pittsburgh. At March 31, 2013, we had no Federal Home Loan Bank advances outstanding.

At March 31, 2013, we had $10.8 million in loan commitments outstanding, which consisted of commitments to grant $2.0 million in loans and $825,000 in commercial leases. At March 31, 2013, we had $4.8 million in undisbursed lines of credit, $1.9 million in undisbursed construction loans and $1.3 million in undisbursed loans in process.

Certificates of deposit due within one year of March 31, 2013 totaled $36.4 million, representing 54.5% of certificates of deposit, and 31.5% of total deposits at March 31, 2013. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2014.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2013, the Company had $1.0 million in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of March 31, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.34%, 22.34% and 15.28%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At March 31, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended March 31, 2013, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the SEC on December 28, 2012. As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			as Part of	Yet To Be
	(a) Total	(b) Average	Publically	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs (1)
January 1 through January 31, 2013	—	$—	—	104,117
February 1 through February 28, 2013	10,200	17.50	10,200	93,917
March 1 through March 31, 2013	10,000	17.43	10,000	83,917

Total	20,200		20,200

(1)	On February 22, 2012, the Board of Directors of the Company authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: May 14, 2013	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2013	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)