Form 10-Q
period 2013-06-30
Eureka Financial Corp.
filed 2013-08-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 1,261,686 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30, 2013	September 30, 2012
Assets:
Cash and due from banks	$635,130	$583,633
Interest-bearing deposits in other banks	7,010,282	7,525,961

Cash and cash equivalents	7,645,412	8,109,594
Investment securities available for sale	6,716,211	—
Investment securities held to maturity (fair value of $2,652,073 and $13,975,782, respectively)	2,775,667	13,873,592
Mortgage-backed securities available for sale	11,298	15,813
Federal Home Loan Bank (“FHLB”) stock, at cost	259,500	502,600
Loans receivable, net of allowance for loan losses of $1,264,038 and $1,142,038, respectively	121,222,395	112,440,299
Premises and equipment, net	1,200,092	1,214,909
Deferred tax asset, net	834,771	994,070
Accrued interest receivable and other assets	1,428,573	1,338,283

Total Assets	$142,093,919	$138,489,160

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,113,012	$4,107,787
Interest bearing	112,649,509	110,388,759

Total deposits	117,762,521	114,496,546
Advances from borrowers for taxes and insurance	506,097	517,517
Accrued interest payable and other liabilities	1,587,141	1,089,109

Total Liabilities	119,855,759	116,103,172

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,266,686 shares issued and outstanding at June 30, 2013; 1,325,397 shares issued and outstanding at September 30, 2012	12,666	13,452
Paid-in capital	10,802,409	11,717,129
Retained earnings - substantially restricted	11,977,797	11,164,708
Accumulated other comprehensive income (loss)	(81,354)	1,019
Unearned ESOP shares	(473,358)	(510,320)

Total Stockholders’ Equity	22,238,160	22,385,988

Total Liabilities and Stockholders’ Equity	$142,093,919	$138,489,160

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$1,631,859	$1,564,265	$4,823,744	$4,686,225
Investment securities and other interest-earning assets:
Taxable	40,354	152,664	190,434	493,448
Tax exempt	20,372	5,981	55,984	23,595
Mortgage-backed securities	211	277	694	991

Total Interest Income	1,692,796	1,723,187	5,070,856	5,204,259

Interest Expense
Deposits	274,522	321,007	879,834	991,633

Total Interest Expense	274,522	321,007	879,834	991,633

Net Interest Income	1,418,274	1,402,180	4,191,022	4,212,626

Provision for Loan Losses	40,000	32,000	122,000	82,000

Net Interest Income after Provision for Loan Losses	1,378,274	1,370,180	4,069,022	4,130,626

Non-Interest Income
Fees on deposit accounts	9,728	9,108	27,787	26,719
Other income	16,467	11,305	51,211	32,949

Total Non-Interest Income	26,195	20,413	78,998	59,668

Non-Interest Expense
Salaries and benefits	499,141	484,862	1,485,514	1,395,309
Occupancy	87,948	100,197	280,453	282,557
Data processing	63,796	58,056	187,763	167,122
Professional fees	75,491	76,134	216,125	207,766
FDIC insurance premiums	17,835	16,955	50,243	44,138
Other	108,540	84,712	356,959	269,975

Total Non-Interest Expenses	852,751	820,916	2,577,057	2,366,867

Income Before Income Tax Provision	551,718	569,677	1,570,963	1,823,427
Income Tax Provision	202,901	217,487	548,627	692,764

Net Income	$348,817	$352,190	$1,022,336	$1,130,663

Earnings per Common Share - Basic and Diluted	$0.29	$0.28	$0.83	$0.90

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$348,817	$352,190	$1,022,336	$1,130,663
Other comprehensive income (loss):
Increase (decrease) in unrealized gains on available for sale securities	(117,055)	216	(124,807)	(272)
Income tax effect	39,798	(73)	42,434	92

Other comprehensive income (loss), net of tax:	(77,257)	143	(82,373)	(180)

Total comprehensive income	$271,560	$352,333	$939,963	$1,130,483

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2013

(unaudited)

	Shares	Common Stock	Amount	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, September 30, 2012	1,325,397		$13,452	$11,717,129	$11,164,708	$1,019	$(510,320)	$22,385,988
Net income	—		—	—	1,022,336	—	—	1,022,336
Other comprehensive loss	—		—	—	—	(82,373)	—	(82,373)
Compensation expense related to restricted stock	—		—	59,346	—	—	—	59,346
Compensation expense related to stock options	—		—	13,005	—	—	—	13,005
ESOP shares earned	—		—	30,458	—	—	36,962	67,420
Purchase and retirement of common stock	(58,711)		(786)	(1,017,529)	—	—	—	(1,018,315)
Dividends paid, $0.16 cents per share	—		—	—	(209,247)	—	—	(209,247)

Balance, June 30, 2013	1,266,686		$12,666	$10,802,409	$11,977,797	$(81,354)	$(473,358)	$22,238,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,022,336	$1,130,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	85,277	128,139
Provision for loan losses	122,000	82,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(2,474)	(26,114)
Compensation expense for ESOP, restricted stock, and stock options	139,771	70,183
Deferred tax expense	201,733	482,266
Decrease in accrued interest receivable	90,461	82,264
Increase in other assets	(180,751)	(213,346)
Decrease in accrued interest payable	(860)	(33,529)
Increase in retirement fund obligation	179,500	211,500
Increase in accrued federal income tax	177,726	13,985
Increase in other liabilities	141,666	82,333

Net cash provided by operating activities	1,976,385	2,010,344

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	12,450,000	15,005,000
Purchase of investment securities available for sale	(7,000,000)	—
Purchase of investment securities held to maturity	(1,190,000)	(12,300,000)
Net paydowns in mortgage-backed securities	3,896	8,426
Redemption of FHLB stock	243,100	92,600
Net increase in loans	(1,302,954)	2,040,244
Commercial leases purchased	(7,601,142)	(6,974,532)
Premises and equipment expenditures	(70,460)	(143,290)

Net cash used for investing activities	(4,467,560)	(2,271,552)

FINANCING ACTIVITIES
Net increase in deposit accounts	3,265,975	4,987,400
Net (decrease) increase in advances from borrowers for taxes and insurance	(11,420)	145,270
Purchase and retirement of common stock	(1,018,315)	(125,179)
Payment of dividends	(209,247)	(276,859)

Net cash provided by financing activities	2,026,993	4,730,632

Net (decrease) increase in cash and cash equivalents	(464,182)	4,469,424
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,109,594	11,347,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,645,412	$15,817,185

Cash and Cash Equivalents - Ending	$7,645,412
SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$880,694	77,000
Income taxes paid	$255,000	$1,025,162

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three months and nine months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Income	$348,817	$352,190	$1,022,336	$1,130,663
Basic and diluted earnings per share	$0.29	$0.28	$0.83	$0.90

Weighted average common shares issued	1,285,086	1,321,716	1,306,542	1,316,984
Average unearned ESOP shares	(46,344)	(55,045)	(47,876)	(58,567)
Average unearned restricted shares	(20,347)	(13,264)	(21,746)	(4,405)

Weighted average common shares used to calculate basic earnings per share	1,218,395	1,253,407	1,236,920	1,254,012
Additional common stock equivalents used to calculate diluted earnings per share	1,802	—	—	—

Weighted average common shares used to calculate basic and diluted earnings per share	1,220,197	1,253,407	1,236,920	1,254,012

Basic and diluted earnings per share	$0.29	$0.28	$0.83	$0.90

Options to purchase 64,907 shares of common stock at a price of $15.24 were outstanding during the period ended June 30, 2013. For the three months ended June 30, 2013, all of the options were considered dilutive based on the weighted average market value exceeding the weighted average strike price. For the nine months ended June 30, 2013 no shares were included in the computation of diluted earnings per share because doing so would be anti-dilutive as the weighted average exercise price was in excess of the weighted average market value.

Options to purchase 64,907 shares of common stock at a price of $15.24 were outstanding during the period ended June 30, 2012 but were not included in the computation of diluted earnings per share for the three or nine month periods because doing so would be anti-dilutive as the weighted average exercise price was in excess of the weighted average market value.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Investment Securities

Investment securities available for sale consisted of the following at June 30, 2013. There were no securities available for sale at September 30, 2012:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$592,595	$—	$(24,284)	$568,311
U.S. Government agency securities	6,247,797	—	(99,897)	6,147,900

	$6,840,392	$—	$(124,181)	$6,716,211

The amortized cost and fair value of securities available for sale at June 30, 2013 is shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized Cost	Fair Value
Due after ten years	$6,840,392	$6,716,211

Investment securities held to maturity consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(unaudited)
Obligations of states and political subdivisions	$2,025,667	$49,716	$(107,535)	$1,967,848
U.S. Government agency securities	750,000	—	(65,775)	684,225

	$2,775,667	$49,716	$(173,310)	$2,652,073

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$1,425,468	$28,878	$(2,029)	$1,452,317
U.S. Government agency securities	12,448,124	78,029	(2,688)	12,523,465

	$13,873,592	$106,907	$(4,717)	$13,975,782

The amortized cost and fair value of securities held to maturity at June 30, 2013 and September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized	Fair
	Cost	Value
Due from five to ten years	$493,034	$538,263
Due after ten years	2,282,633	2,113,810

	$2,775,667	$2,652,073

	September 30, 2012
	Amortized	Fair
	Cost	Value
Due after ten years	$13,873,592	$13,975,782

U.S. government agency securities with carrying values of $3,353,650 and $1,499,278 at June 30, 2013 and September 30, 2012, respectively, were pledged to secure public deposits held by the Company.

Temporarily impaired investments consisted of the following at June 30, 2013 and September 30, 2012:

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,997,896	$(131,819)	$—	$—	$1,997,896	$(131,819)
U.S. Government agency securities	6,832,125	(165,672)	—	—	6,832,125	(165,672)

	$8,830,021	$(297,491)	$—	$—	$8,830,021	$(297,491)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$588,930	$(2,029)	$—	$—	$588,930	$(2,029)
U.S. Government agency securities	1,997,125	(2,688)	—	—	1,997,125	(2,688)

	$2,586,055	$(4,717)	$—	$—	$2,586,055	$(4,717)

The Company reviews its position quarterly and has asserted that at June 30, 2013, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 17 securities in an unrealized loss position at June 30, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 3 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$1,254	$102	$—	$1,356
Fannie Mae Certificates	9,126	816	—	9,942

	$10,380	$918	$—	$11,298

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$1,552	$106	$—	$1,658
Fannie Mae Certificates	12,717	1,438	—	14,155

	$14,269	$1,544	$—	$15,813

The amortized cost and fair values of mortgage-backed securities at June 30, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	June 30, 2013
	Amortized	Fair
	Cost	Value
Due after one year through five years	$7,142	$7,727
Due after five years through ten years	521	562
Due after ten years	2,717	3,009

	$10,380	$11,298

Note 4 — Loans

Major classifications of loans are as follows at June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012
One-to four-family real estate - owner occupied	$22,001,075	$22,841,158
One-to four-family real estate - non-owner occupied	32,048,325	29,150,275
Construction	1,478,920	448,170
Multi-family real estate	17,056,171	14,180,454
Commercial real estate	22,803,609	20,913,333
Home equity and second mortgages	1,297,705	1,261,447
Secured loans	201,419	269,520
Commercial leases and loans	20,147,106	19,411,283
Commercial lines of credit	5,674,103	5,283,445

	122,708,433	113,759,085
Plus:
Unamortized loan premiums	14,236	15,534
Less:
Unamortized loan fees and costs, net	(236,236)	(192,282)
Allowance for loan losses	(1,264,038)	(1,142,038)

	$121,222,395	$112,440,299

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

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate loans (owner occupied and non-owner occupied); (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) share loans; (7) commercial loans and leases; and (8) commercial lines of credit.

One- to four-family real estate loans include residential first mortgage loans originated by the Bank in the greater Pittsburgh metropolitan area. We currently originate fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80%, unless they fall into our first time homebuyer program in our CRA Assessment Area, and then the maximum loan-to-value ratio can extend up to 95%. Due to our stringent underwriting, historical losses, and location of the majority of the portfolio in the local market area, the Bank’s risk on this segment of the portfolio is considered minimal.

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

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Bank than the one- to four-family real estate loans and therefore are originated with a term of up to 20 years and a maximum loan-to-value ratio of 75%. Different risk factors are taken into consideration when originating these loans such as whether the property is owner or non-owner occupied, the location of the property, the strength of borrower, rent rolls and total lending relationship with the borrower(s).

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

Credit quality indicators as of June 30, 2013 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one-to four- family real estate family real estate	$31,756,335	$291,990	$—	$—	$—	$32,048,325
Construction	1,478,920	—	—	—	—	1,478,920
Multi-family	16,967,157	89,014	—	—	—	17,056,171
Commercial real estate	22,803,609	—	—	—	—	22,803,609
Commercial leases and loans	19,719,725	—	427,381	—	—	20,147,106
Commercial lines of credit	5,075,156	175,030	423,917	—	—	5,674,103

	$97,800,902	$556,034	$851,298	$—	$—	$99,208,234

Credit quality indicators as of September 30, 2012 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-owner occupied one-to four- family real estate family real estate	$28,934,036	$216,239	$—	$—	$—	$29,150,275
Construction	448,170	—	—	—	—	448,170
Multi-family	14,180,454	—	—	—	—	14,180,454
Commercial real estate	20,913,333	—	—	—	—	20,913,333
Commercial leases and loans	19,411,283	—	—	—	—	19,411,283
Commercial lines of credit	4,766,142	93,386	423,917	—	—	5,283,445

	$88,653,418	$309,625	$423,917	$—	$—	$89,386,960

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity as of June 30, 2013 and September 30, 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

June 30, 2013	Non- Performing Loans	Performing Loans	Total
One-to four-family real estate - owner occupied	$60,925	$21,940,150	$22,001,075
Home equity and second mortgages	—	1,297,705	1,297,705
Secured loans	—	201,419	201,419

	$60,925	$23,439,274	$23,500,199

	Non-
	Performing	Performing
September 30, 2012	Loans	Loans	Total
One-to four-family real estate - owner occupied	$660,078	$21,181,080	$21,841,158
Home equity and second mortgages	—	1,261,447	1,261,447
Secured loans	—	269,520	269,520

	$660,078	$22,712,047	$23,372,125

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Three commercial leases with balances totaling $427,380, a commercial line of credit with a balance totaling $423,917 and two single family loans totaling $60,925 were considered impaired loans at June 30, 2013, with no related allowance. The Company did not recognize any interest income from these loans for the three month period ended June 30, 2013. There were no impaired loans at September 30, 2012.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2013:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to four-family real estate owner occupied	$595,174	$—	$60,925	$656,099	$21,344,976	$22,001,075	$60,925
One-to four-family real estate non-owner occupied	141,396	76,877	—	218,273	31,830,052	32,048,325	—
Construction	—	—	—	—	1,478,920	1,478,920	—
Multi-family real estate	—	—	—	—	17,056,171	17,056,171	—
Commercial real estate	—	—	—	—	22,803,609	22,803,609	—
Home equity and second mortgages	—	—	—	—	1,297,705	1,297,705	—
Secured loans	—	—	—	—	201,419	201,419	—
Commercial leases and loans	—	—	427,381	427,381	19,719,725	20,147,106	427,381
Commercial lines of credit	—	—	423,917	423,917	5,250,186	5,674,103	423,917

	$736,570	$76,877	$912,223	$1,725,670	$120,982,763	$122,708,433	$912,223

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2012:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to four-family real estate owner occupied	$133,533	$—	$660,078	$793,611	$22,047,547	$22,841,158	$660,078
One-to four-family real estate non-owner occupied	124,963	91,276	—	216,239	28,934,036	29,150,275	—
Construction	—	—	—	—	448,170	448,170	—
Multi-family real estate	—	—	—	—	14,180,454	14,180,454	—
Commercial real estate	—	—	—	—	20,913,333	20,913,333	—
Home equity and second mortgages	—	—	—	—	1,261,447	1,261,447	—
Secured loans	—	—	—	—	269,520	269,520	—
Commercial leases and loans	—	—	—	—	19,411,283	19,411,283	—
Commercial lines of credit	423,917	—	—	423,917	4,859,528	5,283,445	—

	$682,413	$91,276	$660,078	$1,433,767	$112,325,318	$113,759,085	$660,078

Eureka Financial Corp. primarily grants loans to customers throughout Southwestern Pennsylvania. The Company maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at June 30, 2013 and September 30, 2012 were $912,223 and $660,078, respectively. The foregone interest on non-accrual loans was $31,783 and $674 for the three months ended June 30, 2013 and 2012, respectively, and $38,142 and $2,034 for the nine month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and September 30, 2012, there were no loans that were 90 days or more delinquent and still accruing interest.

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

The following table details the allowance for loan losses and loan receivable balances for the three and nine month periods ended June 30, 2013 and 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four-family real estate - owner occupied	One-to four-family real estate - non-owner occupied	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 4/1/2013	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(3,837)	14,110	707	19,817	(5,611)	670	—	(489)	(3,997)	18,630	40,000

Ending balance 6/30/13	$165,269	$256,767	$15,565	$136,468	$262,470	$7,849	$—	$253,268	$65,309	$101,073	$1,264,038

Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	51,063	(49,311)	11,083	8,844	21,967	911	—	10,627	4,549	62,267	122,000

Ending balance 6/30/13	$165,269	$256,767	$15,565	$136,468	$262,470	$7,849	$—	$253,268	$65,309	$101,073	$1,264,038

Beginning balance 4/1/2012	$80,795	$88,587	$3,864	$107,393	$303,709	$12,713	$—	$310,882	$77,414	$64,681	$1,050,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	72,205	86,513	600	21,930	(63,861)	(5,759)	—	(79,672)	(18,475)	18,519	32,000

Ending balance 6/30/12	$153,000	$175,100	$4,464	$129,323	$239,848	$6,954	$—	$231,210	$58,939	$83,200	$1,082,038

Beginning balance 10/1/2011	$115,299	$192,729	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	37,701	(17,629)	1,849	7,871	(45,035)	(95)	—	14,316	58,939	24,083	82,000

Ending balance 6/30/12	$153,000	$175,100	$4,464	$129,323	$239,848	$6,954	$—	$231,210	$58,939	$83,200	$1,082,038

Allowance for credit losses:
Ending balance 6/30/2013	$165,269	$256,767	$15,565	$136,468	$262,470	$7,849	$—	$253,268	$65,309	$101,073	$1,264,038

Ending balance: individually evaluated for impairment	$458	$—	$—	$—	$—	$—	$—	$5,372	$4,879	$—	$10,709

Ending balance: collectively evaluated for impairment	$164,811	$256,767	$15,565	$136,468	$262,470	$7,849	$—	$247,896	$60,430	$101,073	$1,253,329

Loans receivables:
Ending balance 6/30/2013	$22,001,075	$32,048,325	$1,478,920	$17,056,171	$22,803,609	$1,297,705	$201,419	$20,147,106	$5,674,103	$—	$122,708,433

Ending balance: individually evaluated for impairment	$60,925	$—	$—	$—	$—	$—	$—	$427,381	$423,917	$—	$912,223

Ending balance: collectively evaluated for impairment	$21,940,150	$32,048,325	$1,478,920	$17,056,171	$22,803,609	$1,297,705	$201,419	$19,719,725	$5,250,186	$—	$121,796,210

Allowance for credit losses:
Ending balance 9/30/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Loans receivables:
Ending balance 9/30/2012	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

The following table presents the recorded investment, unpaid principal balance and related allowance on impaired loans:

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
One-to four-family real estate - owner occupied	$60,925	$60,925	$458
Commercial leases and loans	427,381	427,381	5,372
Commercial lines of credit	423,917	423,917	4,879

	$912,223	$912,223	$10,709

There were no impaired loans with a related allowance at September 30, 2012.

The following table presents interest income by class, recognized on impaired loans:

	Three Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family real estate - owner occupied	$61,033	$553	$38,491	$—
Commercial leases and loans	428,604	1,080	—	—
Commercial lines of credit	423,917	—	423,917	—

	$913,554	$1,633	$462,408	$—

	Nine Months Ended June 30,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One-to four-family real estate - owner occupied	$61,194	$2,138	$38,649	$1,361
Commercial leases and loans	454,562	7,447	—	—
Commercial lines of credit	423,917	—	423,917	—

	$939,673	$9,585	$462,566	$1,361

Note 5 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at June 30, 2013 and September 30, 2012 was approximately $11,486,684 and $9,506,000, respectively, with interest rates from 1.50% to 6.75% and 2.25% to 6.75%, respectively. Fixed rate loan commitments at June 30, 2013 and September 30, 2012 were approximately $4,329,974 and $4,293,000, respectively, with fixed rates of interest ranging from 4.25% to 6.75% and 4.00% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and September 30, 2012 are as follows:

	June 30, 2013
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$11,298	$—	$11,298
Obligations of states and political subdivisions available for sale	—	568,311	—	568,311
U.S. Government agency securities available for sale	—	6,147,900	—	6,147,900

Total	$—	$6,727,509	$—	$6,727,509

	September 30, 2012
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$15,813	$—	$15,813

The following table presents the financial assets measured at fair value on a nonrecurring basis as of June 30, 2013 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs; observable inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques included inputs that are unobservable and are based on estimates and assumptions developed by management based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	June 30, 2013
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$901,514	$901,514

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$901,514	Discounted cash flow	Probability of default	1.15 - 1.25 (1.20)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at June 30, 2013 and September 30, 2012:

	June 30, 2013
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$7,645,412	$7,645,412	$—	$—	$7,645,412
Investment securities available for sale	6,716,211	—	6,716,211	—	6,716,211
Investment securities held to maturity	2,775,667	—	2,652,073	—	2,652,073
Mortgage-backed securities available for sale	11,298	—	11,298	—	11,298
Federal Home Loan Bank stock	259,500	259,500	—	—	259,500
Loans receivable, net	121,222,395	—	—	127,106,000	127,106,000
Accrued interest receivable	528,421	528,421	—	—	528,421
Financial liabilities:
Deposits	$117,762,521	$49,305,000	$—	$68,625,000	$117,930,000
Advances from borrowers for taxes and insurance	506,097	506,097	—	—	506,097
Accrued interest payable	99,216	99,216	—	—	99,216

	September 30, 2012
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$8,109,594	$8,109,594	$—	$—	$7,645,412
Investment securities held to maturity	13,873,592	—	13,975,782	—	13,975,782
Mortgage-backed securities available for sale	15,813	—	15,813	—	15,813
Federal Home Loan Bank stock	502,600	502,600	—	—	502,600
Loans receivable, net	112,440,299	—	—	118,443,000	118,443,000
Accrued interest receivable	618,882	618,882	—	—	618,882
Financial liabilities:
Deposits	$114,496,546	$42,749,831	$—	$73,138,169	$115,888,000
Advances from borrowers for taxes and insurance	517,517	517,517	—	—	517,517
Accrued interest payable	100,076	100,076	—	—	100,076

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at June 30, 2013 and September 30, 2012:

	Actual		For Capital Adequacy Purposes			To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(in thousands)		(in thousands)			(in thousands)
As of June 30, 2013
Total capital (to risk-weighted assets)	$21,698	22.66%	>	$7,662	>8.00%	>	$9,577	>10.00%
Tier 1 capital (to risk-weighted assets)	21,779	22.74%	>	3,831	>4.00%	>	5,746	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,779	15.29%	>	5,696	>4.00%	>	7,120	>5.00%
As of September 30, 2012
Total capital (to risk-weighted assets)	$20,672	22.60%	>	$7,319	>8.00%	>	$9,149	>10.00%
Tier 1 capital (to risk-weighted assets)	20,620	22.54%	>	3,659	>4.00%	>	5,489	>6.00%
Core (Tier 1) capital (to adjusted total assets)	20,620	14.85%	>	5,528	>4.00%	>	6,909	>5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012
	(in thousands)	(in thousands)
Total equity	$21,698	$20,672
Unrealized loss (gain) on securities available-for-sale	81	(1)
Deferred tax asset - disallowed portion	—	(51)

Tier 1 capital	$21,779	20,620
Allowable allowances for loan and lease losses	1,170	1,125

Total risk-based capital	$22,949	$21,745

Note 8 — Changes in Accumulated Other Comprehensive Income by Component

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three months ended June 30, 2013 and 2012:

	Unrealized Losses on Available for Sale Securities (a)		Unrealized Losses on Available for Sale Securities (a)
Balance as of March 31, 2013	$(4,097)	Balance as of March 31, 2012	$1,013
Other comprehensive loss before reclassification	(77,257)	Other comprehensive loss before reclassification	143
Amount reclassified from accumulated other comprehensive income	—	Amount reclassified from accumulated other comprehensive income	—
Total other comprehensive loss	(77,257)	Total other comprehensive loss	143

Balance as of June 30, 2013	$(81,354)	Balance as of June 30, 2012	$1,156

The following table presents the changes in accumulated other comprehensive income by component net of tax for the nine months ended June 30, 2013 and 2012:

	Unrealized Losses on Available for Sale Securities (a)		Unrealized Losses on Available for Sale Securities (a)
Balance as of September 30, 2012	$1,019	Balance as of September 30, 2011	$1,336
Other comprehensive loss before reclassification	(82,373)	Other comprehensive loss before reclassification	(180)
Amount reclassified from accumulated other comprehensive income	—	Amount reclassified from accumulated other comprehensive income	—
Total other comprehensive loss	(82,373)	Total other comprehensive loss	(180)

Balance as of June 30, 2013	$(81,354)	Balance as of June 30, 2012	$1,156

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

Note 9 — Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited.

In July 2013, the FASB ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements (hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update defer indefinitely the effective date of certain required disclosures in Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this Update do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

Note 10 — Stock Based Compensation

In 2012, the Company’s stockholders approved the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide directors, officers and employees with additional incentives to promote growth and performance of Eureka Financial Corp. The 2012 Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 106,908 shares of which 76,363 may be issued in connection with the exercise of stock options and 30,545 may be issued as restricted stock.

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

During the three and nine months ended June 30, 2013, the Company recorded approximately $4,000 and $13,000, respectively, in compensation expense related to our stock option awards that are expected to vest in 2013. As of June 30, 2013, there was approximately $67,000 of unrecognized compensation cost related to unvested stock option awards granted. That cost is expected to be recognized over the next four years.

During the three and nine months ended June 30, 2013, the Company recorded approximately $20,000 and $59,000, respectively, in compensation expense related to our restricted stock awards that are expected to vest in 2013. As of June 30, 2013, there was approximately $303,000 of unrecognized compensation cost related to unvested restricted stock awards granted. That cost is expected to be recognized over the next four years.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Assets increased approximately $3.6 million, or 2.6%, to $142.1 million at June 30, 2013 from $138.5 million at September 30, 2012, primarily due to an $8.8 million increase in loans receivable and a $6.7 million increase in investment securities available for sale, offset by an $11.1 million decrease in investment securities held to maturity, a $464,000 decrease in cash and cash equivalents, a $243,000 decrease in FHLB stock and a $159,000 decrease in the deferred tax asset. The increase in loans was primarily due to a $2.9 million increase in non-owner occupied one-to four-family real estate loans, a $2.9 million increase in multi-family loans, a $1.9 million increase in commercial real estate loans, and a $1.0 million increase in construction loans. The increases were primarily the result of our continued offering of competitive rates and strong customer service. The decrease in investment securities held to maturity was due to $12.5 million in high-yielding securities being called, offset by purchases of $1.4 million. The proceeds from these matured securities were invested in U.S. government agency securities available for sale and cash and cash equivalents in order to increase the Bank’s liquidity position and to provide the ability to sell securities if interest rates rise.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers (Alternative A-paper, is a type of mortgage that, for various reasons, is considered riskier than A-paper or “prime”, and less risky than “subprime,” the riskiest category). There were six non-accrual loans at June 30, 2013 totaling $912,000, or 0.8% of total net loans, compared to one non-accrual loan totaling $660,000, or 0.6% of total net loans, at September 30, 2012. The non-accrual loan total for June 30, 2013 consisted of two single-family dwelling loans totaling $61,000, a $424,000 commercial line of credit and three commercial leases totaling $427,000. The non-accrual loan for September 30, 2012 was a one-to four-family real estate loan.

Total liabilities increased by $3.8 million, or 3.2%, to $119.9 million at June 30, 2013 from $116.1 million at September 30, 2012. This increase was primarily attributable to an increase in deposits of $3.3 million, or 2.9%, and an increase of $498,000 in other liabilities, primarily composed of an $180,000 increase in the retirement fund obligation, a $178,000 increase in accrued income taxes, a $69,000 increase in accrued examination and consulting expense, and a $56,000 increase in accrued donation expense. The increase in deposits consisted of a $4.7 million increase in NOW and money market accounts, a $1.9 million increase in savings accounts, offset by a $3.3 million decrease in certificate accounts.

Stockholders’ equity decreased approximately $200,000 to $22.2 million at June 30, 2013 from $22.4 million at September 30, 2012. The decrease was primarily the result of the repurchase and retirement of $900,000 of Company stock, dividends paid of $200,000 and a $100,000 decrease in accumulated other comprehensive income, offset by net income of $1.0 million.

Results of Operations for the Three and Nine Months Ended June 30, 2013 and 2012

Overview.

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net Income	$349	$352
Basic and diluted earnings per share	0.29	0.28
Average equity to average assets	15.85%	14.01%

	Nine Months Ended June 30,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net Income	$1,022	$1,131
Basic and diluted earnings per share	0.83	0.90
Average equity to average assets	16.10%	14.14%

The decrease in net income for the three months ended June 30, 2013 was primarily attributable to an $8,000 increase in the provision for loan losses and a $32,000 increase in non-interest expenses, offset by a $16,000 increase in net interest income and a $6,000 increase in non-interest income, a $46,000 decrease in interest expense and a $15,000 decrease in income tax expense.

The decrease in net income for the nine months ended June 30, 2013 was primarily attributable to a $22,000 decrease in net interest income, a $40,000 increase in the provision for loan losses and a $210,000 increase in non-interest expenses, offset by a $19,000 increase in non-interest income, a $112,000 decrease in interest expense and a $144,000 decrease in income tax expense.

Net Interest Income. Net interest income increased $16,000 to $1.4 million for the three months ended June 30, 2013. For the nine months ended June 30, 2013, net interest income decreased $22,000 to $4.2 million. For the three and nine month periods ended June 30, 2013, respectively, net interest income was the result of a $30,000 and $133,000 decrease in interest income, respectively, offset by a $46,000 and $112,000 decrease in interest expense over the comparable 2012 periods, respectively. The interest income decreases were primarily due to decreases in the yield earned on loans and securities and a decrease in the average balance of investment securities. The decrease in interest expense for the three and nine month periods ended June 30, 2013 was due to lower interest rates and, for the three month period, a decrease in the balance of certificates of deposit.

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

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(76)	$144	$68
Investment securities	(43)	(55)	(98)

Total interest-earning assets	(119)	89	(30)

Interest Expense:
NOW and money market accounts	(5)	—	(5)
Passbook and club accounts	(3)	—	(3)
IRA accounts	(11)	1	(10)
Certificates of deposit	(16)	(12)	(28)

	(35)	(11)	(46)

Net change in net interest income	$(84)	$100	$16

	Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(249)	$387	$138
Investment securities	(126)	(145)	(271)

Total interest-earning assets	(375)	242	(133)

Interest Expense:
NOW and money market accounts	(8)	(4)	(12)
Passbook and club accounts	(7)	2	(5)
IRA accounts	(44)	1	(43)
Certificates of deposit	(53)	1	(52)

	(112)	—	(112)

Net change in net interest income	$(263)	$242	$(21)

Provision for Loan Losses. The provision for loan losses for the three and nine months ended June 30, 2013 was $40,000 and $122,000, respectively, compared to $32,000 and $82,000, respectively, for the comparable 2012 periods. The increased provision in the 2013 period reflects growth in the loan portfolio, specifically in commercial, multi-family and construction loans, which carry a higher provision than one-to four-family loans with consideration given to the absence of charge-offs.

There was $912,000 in non-performing loans at June 30, 2013 compared to $660,000 in non-performing loans at September 30, 2012. There were no net charge-offs for the three and nine month periods ended June 30, 2013 and 2012.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and nine month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Fees on deposit accounts	$9,728	$9,108	$620	6.8%
Other income	16,467	11,305	5,162	45.7%

Total non-interest income	$26,195	$20,413	$5,782	28.3%

	Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Fees on deposit accounts	$27,787	$26,719	$1,068	4.0%
Other income	51,211	32,949	18,262	55.4%

Total non-interest income	$78,998	$59,668	$19,330	32.4%

Non-interest Income. The increase in non-interest income is primarily related to a $20,000 trade-in allowance of the company vehicle.

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and nine month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Salaries and benefits	$499,141	$484,862	$14,279	2.9%
Occupancy	87,948	100,197	(12,249)	(12.2%)
Data processing	63,796	58,056	5,740	9.9%
Professional fees	75,491	76,134	(643)	(0.8%)
FDIC insurance premiums	17,835	16,955	880	5.2%
Other	108,540	84,712	23,828	28.1%

Total non-interest expense	$852,751	$820,916	$31,835	3.9%

Salaries and benefits expense increased $14,279 for the three months ended June 30, 2013 due primarily to an $18,000 increase in salary and benefits expense, a $9,000 increase related to the restricted stock plan and stock options programs, a $3,000 increase in ESOP expense, offset by a $16,000 decrease in retirement fund contributions. Occupancy expense decreased $12,249 due primarily to a $6,000 decrease in office building expense and a $6,000 decrease in furniture and fixtures expense. Other expense increased $24,000 due primarily to a $22,000 increase in donation expense related to the state education tax credit program.

	Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Salaries and benefits	$1,485,514	$1,395,309	$90,205	6.5%
Occupancy	280,453	282,557	(2,104)	(0.7%)
Data processing	187,763	167,122	20,641	12.4%
Professional fees	216,125	207,766	8,359	4.0%
FDIC insurance premiums	50,243	44,138	6,105	13.8%
Other	356,959	269,975	86,984	32.2%

Total non-interest expense	$2,577,057	$2,366,867	$210,190	8.9%

Salaries and benefits expense increased $90,000 for the nine months ended June 30, 2013 due primarily to a $70,000 increase in salary and benefits expense, a $57,000 increase related to the restricted stock plan and stock options programs, expense, offset by an $35,000 decrease in retirement fund contributions and a $2,000 decrease in ESOP expense. Other expense increased $87,000 due primarily to a $53,000 increase in donation expense, a $22,000 increase in stock-related expenses and a $5,000 increase in public relations expense.

Income Taxes. Income tax expense was $203,000 and $549,000 for the three and nine month periods ended June 30, 2013, respectively, compared to $217,000 and $693,000, respectively, for the comparable periods in 2012. The decrease in income tax expense in the 2013 period was primarily the result of a decrease in income from the investment portfolio and a higher level of non-interest expense. The effective tax rate was 37% and 35% for the three and nine month periods ended June 30, 2013, respectively, compared to 38% for the comparable periods in 2012.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $7.6 million. In addition, at June 30, 2013, we had the ability to borrow a total of approximately $62.0 million from the Federal Home Loan Bank of Pittsburgh. At June 30, 2013, we had no Federal Home Loan Bank advances outstanding.

At June 30, 2013, we had $11.5 million in loan commitments outstanding, which consisted of commitments to grant $2.8 million in loans and $913,000 in commercial leases. At June 30, 2013, we had $5.3 million in undisbursed lines of credit, $2.0 million in undisbursed construction loans and $528,000 in undisbursed loans in process.

Certificates of deposit due within one year of June 30, 2013 totaled $36.1 million, representing 54.4% of certificates of deposit, and 30.6% of total deposits at June 30, 2013. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2014.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2013, the Company had $358,000 in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of June 30, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.66%, 22.74% and 15.29%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At June 30, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three and nine month periods ended June 30, 2013, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, as filed with the SEC on December 28, 2012. As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K. The risks described in the Company’s Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publically Announced Plans or Programs	(d) Maximum Number of Shares Yet To Be Purchased Under the Plans or Programs (1)
April 1 through April 30	—	$—	—	83,917
May 1 through May 31	20,261	17.53	20,261	63,656
June 1 through June 30	10,750	17.75	10,750	52,906

Total	31,011		31,011

(1)	On February 22, 2012, the Board of Directors of the Company authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: August 14, 2013	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2013	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)