Form 10-K
period 2013-09-30
Eureka Financial Corp.
filed 2013-12-20
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2013 was $17,674,000.

The number of shares outstanding of the registrant’s common stock as of December 18, 2013 was 1,254,497.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

General

Eureka Financial Corp. (the “Company”) was incorporated in September 2010 to be the stock holding company of Eureka Bank (the “Bank”) upon completion of the Bank’s “second-step” conversion from the mutual holding company to the stock holding company form of organization, which occurred on February 28, 2011. The Company is the successor to old Eureka Financial Corp., a federally chartered corporation previously existing as the mid-tier holding company for the Bank. In connection with the Bank’s conversion, 763,635 shares of Company common stock, par value $0.01 per share, were sold in a subscription and community offering for $10.00 per share. In addition, approximately 555,258 additional shares of the Company’s common stock (without taking into consideration cash issued in lieu of fractional shares) were issued in exchange for the outstanding shares of common stock of old Eureka Financial Corp. held by persons other than Eureka Bancorp, MHC, the former mutual holding company of the Bank.

The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in its market area. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, commercial loans, leases and lines of credit, construction and consumer loans, which the Bank generally holds for investment, and to purchase commercial leases.

The Company’s website address is www.eurekabancorp.com. Information on our website should not be considered a part of this annual report.

Market Area

We are headquartered in Pittsburgh, Pennsylvania, which is located in Allegheny County. We maintain two offices in the Oakland and Shaler sections in the Pittsburgh metropolitan area, which we consider to be our primary market area. Our market area has a broad range of private employers, and has changed its focus from heavy industry to more specialized industries, including technology, health care, education and finance service providers. Allegheny County, Pennsylvania is the headquarters for several Fortune 500 companies, including H.J. Heinz, USX Corporation and Alcoa Inc. The largest employers in the Pittsburgh metropolitan area, the population of which was estimated to be approximately 2.4 million in 2012, include the United States government, the Commonwealth of Pennsylvania, the University of Pittsburgh Medical Center and the University of Pittsburgh. Seven colleges and universities are located in the greater Pittsburgh area.

Our market area did not fully benefit from the national economic expansion nor has our market area been as negatively impacted as other parts of the country during the recent economic recession. As a result of the recession, the national unemployment rate increased to over 10% and real estate prices across the country have declined substantially in many markets. Our market area was not insulated from the impact of the economic downturn. While still dramatically higher than a couple of years ago, our market area’s unemployment rates have generally fared slightly better than Pennsylvania and nationally. As of August 2013, U.S. Department of Labor statistics reflected that Allegheny County had an unemployment rate of 7.0% compared to Pennsylvania and national unemployment rates of 7.8% and 7.3%, respectively.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. As of June 30, 2013, the most recent date for which information is available, we held 0.16% of the deposits in Allegheny County, which is the 20th largest market share out of 35 financial institutions in the county. In addition, larger banks such as PNC Bank, Citizens Bank, Dollar Bank, First Niagara Bank and First Commonwealth Bank, also operate in our market areas. These institutions are significantly larger than we are and, therefore, have greater resources.

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

One- to Four-Family Residential Real Estate Loans. The largest segment of our loan portfolio is one- to four-family residential real estate loans, which enable borrowers to purchase or refinance existing homes secured by properties located in our primary market area. A majority of our residential mortgage loans are secured by owner-occupied residences located in our primary market area. However, a significant percentage of our residential mortgage loans are secured by non-owner-occupied residences housing college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. We offer predominantly fixed-rate one- to four-family residential real estate loans, with terms of up to 30 years for owner-occupied properties and terms of up to 15 years for non-owner-occupied properties. Loan fees, interest rates and other provisions of mortgage loans are determined based on our own pricing criteria and competitive market conditions. We generally retain all of our one- to four-family residential real estate loans and do not sell any such loans into the secondary market.

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

We generally do not make one- to four-family fixed rate residential loans with loan-to-value ratios exceeding 80% of the lesser of the appraised value or purchase price at the time the loan is originated. However, we have the ability to originate one- to four-family residential loans of up to 95% of the value of properties located in our primary market area for qualified first-time home buyers and do not require private mortgage insurance on these loans. At September 30, 2013, we had no residential loans with a loan-to-value ratio exceeding 95% at the time of origination. We require properties securing mortgage loans to be appraised by an independent appraiser approved by us. In addition, we generally require title insurance on all first mortgage loans. Borrowers must also generally obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan. Our one- to four-family residential mortgage loans also generally include due-on-sale clauses, which permit us to deem a loan immediately due and payable if the borrower transfers ownership of the property securing the loan without our consent.

At September 30, 2013, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $964,000 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing accordance with its contractual terms at September 30, 2013.

Multi-Family and Commercial Real Estate Loans. We purchase participation interests in and, to a lesser extent, originate, fixed-rate and adjustable-rate mortgage loans secured by multi-family and commercial real estate to individuals and small businesses in our primary market area. Our multi-family and commercial real estate loans are generally secured by apartment buildings, as well as office and retail space.

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

At September 30, 2013, our largest outstanding multi-family or commercial real estate loan was a multi-family loan for $2.2 million secured by an apartment building located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2013.

Commercial Leases and Lines of Credit. We purchase, through an unrelated party with whom we have worked for the past twelve years, commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than traditional one- to four-family residential mortgage loans. The commercial leases we purchase generally have a two- to seven-year amortization period and the balances on these loans generally range from $25,000 to $1.5 million. At September 30, 2013, our largest aggregate exposure to one commercial lease borrower was $1.6 million. The commercial leases comprising this relationship were made to a borrower located in the Pittsburgh metropolitan area and are secured by industrial equipment. These loans were performing in accordance with their contractual terms at September 30, 2013. To a significantly lesser extent, we also originate commercial leases to qualified borrowers. At September 30, 2013, our originated commercial leases totaled $1.2 million. Our purchased commercial leases, which totaled $16.2 million at September 30, 2013, are originated by a leasing corporation that services the loans and remits payments from the borrowers to us. These loans are generally secured by, among other things, equipment, machinery, computers, medical devices and school buses, and some are personally guaranteed by the lessor. We generally maintain a first lien on the collateral securing the loans. Our commercial leases are primarily made to tool and die companies, hospitals, universities, machine tool shops and schools. These leases generally have higher loan-to-value ratios than residential mortgages and repayment is typically dependent upon the success of the borrower’s business.

We also originate adjustable-rate commercial lines of credit to business customers with interest rates based on the prime rate, as published in the Wall Street Journal. Our commercial lines of credit permit borrowers to make monthly interest-only payments and are generally secured by commercial, investment or residential real estate and accounts receivable. At September 30, 2013, the outstanding balance of our commercial lines of credit was $4.0 million, with $5.1 million remaining in available credit.

Construction Loans. We make construction loans primarily for the construction of one- to four-family residential dwellings and commercial real estate projects in our primary market area. Our construction loans made to developers generally require the payment of interest at fixed rates during the construction period (typically up to two years) and payment of the principal in full at the end of the construction period. Loans made to individual property owners are structured to provide both construction and permanent financing. With respect to these loans, borrowers pay interest-only during the construction period (typically up to six months).

At September 30, 2013, our largest outstanding construction loan had an outstanding balance of $1.2 million and was secured by a shopping mall located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2013.

Consumer Loans. To a lesser extent, we also offer a variety of consumer loans, including home equity loans, lines of credit and home improvement loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We offer fixed-rate home equity loans to applicants who maintain owner-occupied or single-family dwellings. Generally, the amount of the home equity loan is based on the total indebtedness of the property and, when combined with the first mortgage loan on the property, will not exceed 80% of the appraised value of the property. We also offer home equity lines of credit with maximum line amounts of $100,000 and minimum line amounts of $10,000. In addition, we offer unsecured improvement and share and passbook loans to qualifying borrowers. At September 30, 2013, we had a total of $1,700 in unsecured consumer loans.

Loan Underwriting Risks

Multi-Family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we generally require borrowers and loan guarantors to provide annual financial statements and/or tax returns. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of not less than 1.05x. Environmental screens, surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials. Further, in connection with our ongoing monitoring of the loan, we typically will review the property, the underlying loan and guarantors annually.

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

At September 30, 2013, we were a participating lender on 15 loan relationships with one local financial institution totaling $11.3 million, which are secured primarily by commercial real estate. These loans are being serviced by the lead lender. We expect to continue to purchase similar participation interests when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

From time to time, we will also sell participation interests in loans where we are the lead lender and servicer. At September 30, 2013, we were the lead lender on two loan relationships totaling $4.6 million, of which we owned $2.6 million and serviced $2.0 million for another bank. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate loans that approach or exceed our lending limits.

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

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited by regulation to 15% of our stated capital and reserves. At September 30, 2013, our general regulatory limit on loans to one borrower was approximately $3.1 million. At that date, our largest lending relationship consisted of 11 loans totaling $2.8 million, which were primarily secured by multi-family properties. These loans were performing in accordance with their contractual terms at September 30, 2013.

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

We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, mortgage-backed securities, mortgage derivative securities and stocks, municipal bonds, mutual funds and debentures which are backed by government related agencies. However, we had no investments in mortgage derivative securities at September 30, 2013 and currently have no intention of purchasing these types of securities. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

At September 30, 2013, our investment portfolio had an amortized cost of $9.6 million and a fair value of $8.9 million and consisted primarily of government agency debentures.

Deposit Activities and Other Sources of Funds

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. We attract deposits in our primary market area through advertising and through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. At September 30, 2013, we had two customers with deposit balances totaling $2.1 million invested through the Certificate of Deposit Account Registry Service (“CDARS”). CDARS deposits, which are generally offered to in-market retail and commercial customers, offer our customers the ability to receive Federal Deposit Insurance Corporation insurance on deposits up to $50.0 million. At September 30, 2013, we did not maintain any brokered deposits other than these CDARS deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences. We generally review our deposit mix and pricing on a monthly basis. Our current strategy is to offer competitive rates and to be in the middle to top third of the market for rates on a variety of retail and business deposit products.

Borrowings. We periodically utilize borrowings from the Federal Home Loan Bank of Pittsburgh to provide additional liquidity, aside from deposits, to fund our loans and investments. As of September 30, 2013, we had no outstanding borrowings with the Federal Home Loan Bank of Pittsburgh.

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

Below is information regarding our executive officer who is not also a director. Age is as of September 30, 2013.

Gary B. Pepper is Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Pepper has been employed by the Bank since 1991 and has served in various positions with the Bank since that time. He is also the President of the Financial Security Officers Association of Western Pennsylvania. Age 55.

Personnel

As of September 30, 2013, we had 19 full-time employees and two part-time employees. We believe our relationship with our employees is good.

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

Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. To the extent statutory or regulatory provisions are described in this section, such descriptions are not intended to be a complete explanation of such statutes and regulations and are qualified in their entirety by reference to the particular statutory or regulatory provisions.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test. Under the test, a savings bank is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law and could impose dividend limitations. As of September 30, 2013, the Bank met the QTL test.

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

Assessments. Savings institutions are required to pay assessments to the Office of the Comptroller of the Currency to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly call report, financial condition and the complexity of its portfolio.

Community Reinvestment Act. The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community, including low- and moderate-income neighborhoods, and to take such record into account in its evaluation of certain applications by such institution. The Community Reinvestment Act also requires all institutions to make public disclosure of their Community Reinvestment Act ratings. The Bank received a “satisfactory” Community Reinvestment Act rating in its most recent examination.

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

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities controlled by such persons, is also governed by federal law. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. There are additional restrictions on extensions of credit to executive officers.

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

Capital Requirements. The applicable capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2013 the Bank met each of its capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2013 of $237,000.

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

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Acquisition of the Company. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Taxation

We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. We report our income on a fiscal year basis ending in September using the accrual method of accounting. The maximum federal income tax rate is 34%.

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

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1 million of the Bank’s accumulated bad debt reserves would not be recaptured into taxable income unless the Bank makes a “non-dividend distribution” to the Company as described below.

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

State Taxation

The Company is subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2013 and 2012 was 9.99% and was imposed on the Bank’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.	RISK FACTORS

Current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in our market area. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. If economic conditions do not improve or continue to decline, we could experience any of the following consequences, each of which could further adversely affect our business: demand for our products and services could decline; problem assets and foreclosures may increase; and loan losses may increase.

We could experience further adverse consequences in the event of a prolonged economic downturn in our market due to our exposure to commercial loans across various lines of business. A prolonged economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of a prolonged economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At September 30, 2013, $65.7 million, or 52.4%, of our loan portfolio consisted of multi-family and commercial real estate loans, commercial leases and commercial lines of credit. Commercial lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or multi-family and commercial real estate loans, commercial leases and lines of credit may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

Changes in interest rates could have a material adverse effect on our earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2013, $54.3 million, or 44.2%, of our loan portfolio consisted of residential mortgage loans, and $1.2 million, or 1.0%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated the Bank, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies, including the Company, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008 through 2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Additionally, in July 2013, the federal banking agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The economic recession caused a high level of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $46,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $442,000. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Strong competition within our market area could reduce our profits.

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2013, the most recent date for which information is available, we held 0.16% of the deposits in Allegheny County, in which both of our offices are located. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our two full-service banking offices in Pittsburgh. We own our main office and lease our Shaler office. The lease expires in 2017. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $1.2 million at September 30, 2013.

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

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EKFC.” The following table sets forth the high and low sales prices of the Company’s common stock for the past two fiscal years, as well as corresponding cash dividends per share for each quarterly period.

	High	Low	Dividend Paid Per Share
Year Ended September 30, 2013
Fourth quarter	$17.50	$17.00	$0.08
Third quarter	17.75	16.00	0.08
Second quarter	17.55	16.46	0.08
First quarter	17.00	14.30	0.08

	High	Low	Dividend Paid Per Share
Year Ended September 30, 2012
Fourth quarter	$15.85	$14.95	$0.07
Third quarter	15.25	14.50	0.07
Second quarter	14.95	12.75	0.07
First quarter	12.75	12.10	0.07

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

As of December 6, 2013, the Company had 353 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2013.

Period (1)	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	—	—	52,906
August 1, 2013 through August 31, 2013	5,104	$17.43	5,104	47,802
September 1, 2013 through September 30, 2013	5,763	$17.38	5,763	42,039

Total	10,867		10,867

(1)	On February 22, 2012, the Company’s board of directors authorized a stock repurchase program to acquire up to 10% of the Company’s outstanding common stock. The repurchase program became effective on March 1, 2012. The repurchase program will continue until it is completed or terminated by the board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At or for the Year Ended September 30,
	2013	2012
	(In thousands, except per share data)
Financial Condition Data:
Total assets	$140,950	$138,489
Cash and cash equivalents	7,181	8,110
Securities available for sale	6,292	—
Securities held-to-maturity	2,776	13,874
Loans receivable, net	121,446	112,440
Deposits	117,457	114,497
Total stockholders’ equity	21,986	22,386
Operating Data:
Interest income	$6,755	$6,908
Interest expense	1,148	1,311

Net interest income	5,607	5,597
Provision for loan losses	157	142

Net interest income after provision for loan losses	5,450	5,455
Other income	138	125
Non-interest expense	3,446	3,306

Income before income tax expense	2,142	2,274
Income tax expense	749	812

Net income	$1,393	$1,462

Per Share Data:
Earnings per share, basic	$1.14	$1.17
Earnings per share, diluted	1.14	1.17
Dividends	0.32	0.28

	At or for the Year Ended September 30,
	2013	2012
Performance Ratios:
Return on average assets	0.99%	1.05%
Return on average equity	6.20	6.58
Dividend payout ratio	28.07	23.93
Interest rate spread (1)	3.92	4.05
Net interest margin (2)	4.11	4.23
Non-interest expense to average assets	2.45	2.37
Efficiency ratio (3)	59.98	57.77
Average interest-earning assets to average interest-bearing liabilities	121.52	118.35
Average equity to average assets	15.99	15.92
Capital Ratios:
Total equity to total assets	15.60	16.16
Tier 1 capital (to adjusted assets) (4)	14.91	14.85
Tier 1 capital (to risk-weighted assets) (4)	22.55	22.54
Total risk-based capital (to risk-weighted assets) (4)	23.80	23.77
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.06	1.00
Allowance for loan losses as a percent of non-performing loans and accruing loans of 90 days or more past due	149.93	173.03
Net charge-offs to average outstanding loans during the period	—	—
Non-performing loans as a percent of total loans	0.70	0.58
Non-performing loans as a percent of total assets	0.61	0.48

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities.
(4)	Ratios are for the Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We conduct community banking activities by accepting deposits and making loans in our primary market area. Our lending products include residential mortgage loans, multi-family and commercial real estate loans and, to a lesser extent, commercial lines of credit, construction and consumer loans. We also purchase, through an unrelated third party, commercial leases. In addition, we maintain an investment portfolio consisting primarily of government agency debentures to help manage our liquidity and interest rate risk. Our loan and investment portfolios are funded with deposits.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits. Our net interest income is affected by a variety of factors, including the mix of interest-earning assets and interest-bearing liabilities in our portfolio and changes in levels of interest rates. Growth in net interest income is dependent upon our ability to prudently manage the balance sheet for growth, combined with how successfully we maintain or increase net interest margin, which is net interest income as a percentage of average interest-earning assets.

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

Our Business Strategy

The following are the key elements of our business strategy:

•	Improve earnings through continued loan diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. A majority of our residential mortgage loans are secured by owner-occupied residences located in our primary market area. However, a significant percentage of our residential mortgage loans are secured by non-owner-occupied residences housing college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. In addition, we have also emphasized the purchase and, to a lesser extent, origination of commercial leases and lines of credit. Going forward, we intend to continue to emphasize loan diversification as a means of improving our earnings, as commercial leases and lines of credit generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the interest rate sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Non-performing loans and accruing loans delinquent 90 days or more were 0.70% and 0.58% of our total loan portfolio at September 30, 2013 and 2012, respectively. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to adhere to our philosophy of managing lending risks through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 42.3% of our total deposits at September 30, 2013 compared to 37.3% of our total deposits at September 30, 2012. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.

•	Actively manage our balance sheet. The recent severe economic recession has underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels and liquidity. In addition, our diverse loan mix improves our net interest margin and reduces the exposure of our net interest income and earnings to interest rate fluctuations. We will continue to manage our interest rate risk by maintaining the diversification in our loan portfolio and monitoring the maturities in our deposit portfolio. Moreover, it is expected that existing minimum regulatory capital ratios may be increased by regulatory agencies in response to market and economic conditions. However, we anticipate that we will continue to exceed any such increase in minimum regulatory capital ratios.

•	Continued expense control. Management continues to focus on the level of non-interest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Our efficiency ratio was 59.98% and 57.77% for the years ended September 30, 2013 and 2012, respectively.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at a level representing management’s best estimate of known and inherent losses in the loan portfolio, based on management’s evaluation of the portfolio’s collectability. The allowance is established through the provision for loan losses, which is charged against income. Management estimates the allowance balance required using loss experience in particular segments of the portfolio, the size and composition of the loan portfolio, trends and absolute levels of non-performing loans, classified and criticized loans, delinquent loans, trends in risk ratings, trends in industry charge-offs by particular segments and changes in existing general economic and business conditions affecting our lending area and the national economy. Additionally, for loans identified by management as impaired, management will provide a specific provision for loan loss based on the expected discounted cash flows of the loan, or for loans determined to be collateral dependent, a specific provision for loan loss is established based on appraised value less costs to sell. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if actual conditions differ substantially from the assumptions used in making the evaluation. Further, current economic conditions have increased the uncertainty inherent in these estimates and assumptions. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. For additional discussion, see “—Risk Management — Analysis and Determination of the Allowance for Loan Losses” below and the notes to the consolidated financial statements included in this annual report.

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

Financial Condition

General. At September 30, 2013, assets were $141.0 million, an increase of $2.5 million, or 1.8%, from $138.5 million at September 30, 2012 due to an increase in loans, offset by a decrease in securities. Securities decreased $4.8 million, or 34.6%, during the year ended September 30, 2013 primarily as a result of maturities, calls, and principal repayments of $12.5 million, offset by purchases of $8.2 million in longer-term government agency debentures, reflecting investment of excess deposits. The securities purchased were classified as available for sale in order to provide additional liquidity sources. Loans receivable, net, increased by $9.0 million to $121.4 million at September 30, 2013 from $112.4 million at September 30, 2012, primarily due to increases in multi-family real estate and construction loans. These increases were primarily the result of our continued offering of competitive rates, strong customer service and continued borrowings by long-standing relationships, as well as improvements in market conditions and loan demand. Cash and cash equivalents decreased by $929,000, or 11.4%, as excess cash was used to fund loan growth.

Liabilities were $119.0 million at September 30, 2013, an increase of $2.9 million, or 2.5%, from $116.1 million at September 30, 2012. Deposits increased $3.0 million to $117.5 million during the year ended September 30, 2013 primarily as a result of increase in savings accounts and money market accounts offset by a decline in certificates of deposit.

Stockholders’ equity decreased $400,000 to $22.0 million at September 30, 2013 from $22.4 million at September 30, 2012. The decrease was primarily the result of net income of $1.4 million, offset by dividends of $0.32 per share at a cost of $411,000 and the repurchase of 69,578 shares at a cost of $1.2 million.

Loans. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2013		2012
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate – owner-occupied	$20,485	16.65%	$22,841	20.08%
One- to four-family real estate – owner-occupied	32,748	26.63	29,150	25.62
Construction	3,847	3.13	448	0.39
Multi-family	17,708	14.40	14,181	12.47
Commercial real estate	22,682	18.44	20,913	18.38

Total real estate loans	97,470	79.25	87,533	76.94
Consumer loans:
Home equity and second mortgages	1,235	1.00	1,261	1.11
Secured loans	188	0.15	270	0.24

Total consumer loans	1,423	1.15	1,531	1.35
Commercial leases and loans (2)	20,074	16.32	19,411	17.06
Commercial lines of credit	4,030	3.28	5,284	4.65

Total loans	122,997	100.00%	113,759	100.00%

Less:
Deferred loan premiums and origination fees, net	(252)		(177)
Allowance for loan losses	(1,299)		(1,142)

Net loans	$121,446		$112,440

(1)	Amounts listed are net of undisbursed portions.
(2)	Includes $17.4 million and $17.9 million in commercial leases at September 30, 2013 and 2012, respectively.

Loan Maturity. The following tables set forth certain information at September 30, 2013 regarding scheduled contractual maturities during the periods indicated. The tables do not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	September 30, 2013
	One- to four- family real estate - owner- occupied	One- to four- family real estate - non- owner- occupied	Construction	Multi-family real estate	Commercial Real Estate	Home Equity and Second Mortgages	Secured Loans	Commercial Loans and Leases	Commercial Lines of Credit	Total Loans
	(in thousands)
Amounts due in:
One year or less	$—	$22	$1,102	$13	$—	$687	$8	$2,481	$4,030	$8,343
More than one year to two years	12	98	1,671	102	92	5	41	2,309	—	4,330
More than two year to three years	36	100	1,074	98	871	33	21	4,068	—	6,301
More than three years to five years	166	742	—	766	837	92	48	9,033	—	11,684
More than five years to ten years	3,125	4,021	—	7,127	4,540	418	—	2,183	—	21,414
More than ten years to fifteen years	4,273	18,572	—	4,264	11,631	—	70	—	—	38,810
More than fifteen years	12,873	9,193	—	5,338	4,711	—	—	—	—	32,115

Total	$20,485	$32,748	$3,847	$17,708	$22,682	$1,235	$188	$20,074	$4,030	$122,997

The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2013 that are due after September 30, 2014 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
		(in thousands)
Real estate loans:
One- to four-family real estate – owner-occupied	$20,485	$—	$20,485
One- to four-family real estate—non-owner-occupied	29,743	2,983	32,726
Construction	1,074	1,671	2,745
Multi-family real estate	11,757	5,938	17,695
Commercial real estate	11,468	11,214	22,682
Home equity and second mortgages	548	—	548
Secured loans	180	—	180
Commercial loans and leases	17,593	—	17,593
Commercial lines of credit	—	—	—

Total loans	$92,848	$21,806	$114,654

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
Obligations of state and political subdivisions	$2,026	$1,963	$1,426	$1,452
U.S government agency securities	750	624	12,448	12,524

Total held-to-maturity securities	2,776	2,587	13,874	13,976
Securities available for sale:
Obligations of state and political subdivision	592	548	—	—
U.S. government agency securities	6,248	5,743	—	—
Freddie Mac mortgage-backed certificates	1	1	1	2
Fannie Mae mortgage-backed certificates	7	8	13	14

Total available-for-sale securities	6,848	6,300	14	16

Total securities	$9,624	$8,887	$13,888	$13,992

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $237,400 at September 30, 2013. The Federal Home Loan Bank of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

At September 30, 2013, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at September 30, 2013.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2013. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	One Year or Less		More than 1 Year to 5 Years		More than 5 Years to 10 Years		More than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Obligations of state and political subdivisions	$—	—%	$292	.98%	$493	8.79%	$1,833	4.64%	$2,618	5.01%
U.S. government agency securities	—	—	—	—	—	—	6,998	2.25%	6,998	2.25%
Freddie Mac certificates	—	—	1	9.00%	—	—	—	—%	1	9.00%
Fannie Mae certificates	—	—	6	6.94%	1	6.50%	—	—%	7	6.86%

Total securities	$—		$299	1.12%	$494	8.78%	$8,831	2.75%	$9,624	3.01%

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash and interest-bearing deposits in other banks. Cash and cash equivalents decreased $900,000 to $7.2 million during the year ended September 30, 2013 primarily as a result of decreased cash balances in interest-bearing accounts in other banks, which was used to fund loan growth.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits are provided primarily by individuals and businesses within our primary market area.

The following table sets forth the balances of our deposit products at the dates indicated.

	At September 30,
	2013		2012
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$5,011	—%	$4,108	—%
Interest-bearing demand deposits	22,259	0.14	18,188	0.20
Savings accounts	22,456	0.10	20,454	0.15
Time deposits	67,731	1.46	71,747	1.69

Total	$117,457		$114,497

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2013. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at September 30, 2013	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$7,464
Over three months through six months	4,131
Over six months through twelve months	4,344
Over twelve months	12,842

Total	$28,781

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
	2013	2012
	(In thousands)
0.00% - 1.00%	$27,683	$26,976
1.01% - 2.00%	14,557	9,757
2.01% - 3.00%	20,725	27,630
3.01% - 4.00%	2,747	3,780
4.01% - 5.00%	362	666
5.01% - 6.00%	1,657	2,938

Total	$67,731	$71,747

The following table sets forth the amount and maturities of time deposits classified by rates at September 30, 2013.

	Amount Due				Total	Percent of Total Time Deposit Accounts
	Less than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years
			(Dollars in thousands)
0.00% - 1.00%	$24,005	$2,641	$1,036	$—	$27,683	40.9%
1.01% - 2.00%	4,525	1,1871	2,448	5,713	14,557	21.5
2.01% - 3.00%	7,405	2,767	655	9,898	20,725	30.6
3.01% - 4.00%	694	211	197	1,646	2,748	4.1
4.01% - 5.00%	233	120	—	8	361	0.5
5.01% - 6.00%	1,090	538	29	—	1,657	2.4

Total	$37,952	$8,148	$4,365	$17,265	$67,731	100.0%

Results of Operations for the Years Ended September 30, 2013 and 2012

Overview.

	Years Ended September 30,
	2013	2012
	(Dollars in thousands, except per share amounts)
Net Income	$1,393	$1,462
Basic and diluted earnings per share	1.14	1.17
Average equity to average assets	15.99%	15.92%

For the year ended September 30, 2013, net income decreased to $1.4 million from $1.5 million for the 2012 fiscal year primarily as a result of a decrease in total interest income and an increase in non-interest expense offset by a decrease in deposit interest expense.

Net Interest Income. For the year ended September 30, 2013, net interest income increased $9,000 compared to the year ended September 30, 2012 due to a decrease in interest expense, offset by a decrease in interest income.

Interest income decreased $100,000 to $6.8 million for the year ended September 30, 2013 from $6.9 million for the year ended September 30, 2012. This decrease was primarily the result of a $201,000 increase in interest income on loans to $6.4 million from $6.2 million for fiscal 2012, as a result of a 27 basis point decrease in the average yield and a $5.8 million decrease in the average balance of investment securities, offset by a $9.7 million increase in the average balance of loans receivable. Interest income on securities and interest-bearing deposits decreased $354,000 from $667,000 to $313,000 for fiscal 2013 as a result of a $5.8 million decrease in the average balance and a 106 basis point decrease in the average yield.

Interest expense decreased $163,000 for the year ended September 30, 2013 compared to the year ended September 30, 2012 due primarily to a decrease in the average cost of deposits. Average interest-bearing liabilities decreased $161,000 in fiscal 2013 to $111.7 million from $111.9 million in fiscal 2012. The decrease in the average cost of deposits was primarily due to an $84,000 decrease in interest paid on certificates of deposit due to a 12 basis point decrease in the average cost and a $53,000 decrease in interest paid on IRA accounts due to a 61 basis point decrease in the average cost.

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

	At September 30, 2013		2013			2012
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable (1)	$121,446	5.30%	$118,094	$6,442	5.46%	$108,371	$6,241	5.76%
Investments securities and interest bearing deposits (2)	15,908	1.97	18,270	313	1.71	24,069	667	2.77

Total interest-earning assets	137,354	4.92	136,364	6,755	4.95	132,440	6,908	5.22
Non-interest earning assets	3,596		4,192			6,993

Total Assets	$140,950		$140,556			$139,433

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$22,259	0.15%	$20,653	33	0.16%	$21,933	48	0.22%
Passbook and savings accounts	22,456	0.11	21,584	25	0.12	19,942	30	0.15
IRA accounts	9,037	1.96	9,068	177	1.95	8,987	230	2.56
Certificates of deposit	56,364	1.60	58,277	902	1.55	59,189	986	1.67
CDARS	2,331	0.47	2,165	11	0.51	1,857	16	.86

Total interest-bearing liabilities	112,447	1.02	111,747	1,148	1.03	111,908	1,310	1.17
Non-interest bearing liabilities	6,517		6,331			5,322

Total Liabilities	118,964		118,078			117,230
Stockholders’ equity (3)	21,986		22,478			22,203

Total Liabilities and stockholders’ equity	$140,950		$140,556			$139,433

Net interest income				$5,607			$5,598
Interest rate spread (4)		3.90%			3.92%			4.05%

Net yield on interest-earning assets (5)		4.08%			4.11%			4.23%

Ratio of average interest-earning assets to average interest-bearing liabilities		120.54%			121.52%			118.35%

(1)	Average balances include non-accrual loans with respect to which income is recognized on a cash basis.
(2)	Includes interest-bearing deposits in other financial institutions, investment securities and mortgage-backed securities
(3)	Includes unrealized gains on available for sale securities.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended
	September 30, 2013
	Compared to Year
	Ended September 30, 2012
	Increase (Decrease)
	Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(340)	$541	$201
Investment securities	(217)	(137)	(354)

Total interest-earning assets	(557)	404	(153)

Interest Expense:
NOW accounts	(12)	(3)	(15)
Passbook & club accounts	(7)	2	(5)
IRA Accounts	(55)	2	(53)
Certificates of deposit	(69)	(15)	(84)
CDARS	(8)	3	(5)

Total interest-bearing liabilities	(151)	(11)	(162)

Net change in interest income	$(406)	$415	$9

Provision for Loan Losses. For the year ended September 30, 2013, the provision for loan losses increased $15,000 to $157,000 from $142,000 for the year ended September 30, 2012. The increase in the provision for loan losses was due to an increase of $9.0 million in net loans receivable for the year ended September 30, 2013, offset by improvements in asset quality. The risk-based approach to calculating the loan portfolio’s general valuation allowance assigns a risk classification and subsequent reserve percentage to every loan, either individually or as a classification, that is in our portfolio. Individual loan risk classifications are adjusted annually, on an as needed basis, when the loans are internally and externally reviewed. Total non-performing residential loans decreased to $0 at September 30, 2013 from $660,000 at September 30, 2012. A commercial lease with a balance of $442,000 as of September 30, 2013 was restructured during the year and is considered an impaired loan. We had no charge-offs for the years ended September 30, 2013 and 2012.

An analysis of the changes in the allowance for loan losses is presented under “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. The following table shows the components of non-interest income for the years ended September 30, 2013 and 2012.

	Years Ended
	September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Fees on NOW accounts	$36	$35	$1	2.9%
ATM Surcharge fees	13	12	1	8.3
Increase in cash surrender value of life insurance policies	38	45	(7)	(15.6)
Other income	51	33	18	54.5

Total non-interest income	$138	$125	$13	10.4%

Non-interest income increased $13,000 for the year ended September 30, 2013 compared to the year ended September 30, 2012 primarily from an increase in deposit related service fees.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended September 30, 2013 and 2012.

	Years Ended
	September 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Salary and benefits	$1,983	$1,875	108	5.8%
Occupancy	375	377	(2)	(0.5)
Data processing	254	241	13	5.4
Professional fees	291	292	(1)	(0.3)
FDIC insurance premiums	67	63	4	6.3
Charitable contributions	87	87	—	—
Other	389	371	18	4.9

Total non-interest expense	$3,446	$3,306	140	4.2%

The increase in non-interest expense for the year ended September 30, 2013 was primarily due to a $108,000 increase in salary and benefits expense, and an $18,000 increase in other expenses. The increase in salary and benefits expense was related to a $60,000 increase in expense related to the ESOP and incentive benefit plans, a $60,000 increase in salary expense, offset by a $12,000 decrease in benefits expense. The increase in data processing expense was related to additional technology services.

Income Taxes. We recorded income tax expense of $749,000 for the year ended September 30, 2013 compared to an income tax expense of $812,000 for the year ended September 30, 2012. This change in the provision for income taxes was primarily related to a decrease in income before tax. The effective tax rate for fiscal year 2013 was 34.95% compared to 35.71% for the 2012 fiscal year.

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

Analysis of Nonperforming and Classified Assets. We consider repossessed assets, loans that are 90 days or more past due, and troubled debt restructurings to be non-performing assets. Typically, payments received on a non-accrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets until it is sold. When property is acquired, it is initially recorded at the lower of its cost or fair value, less estimate selling expenses. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated. We had one troubled debt restructuring and no loans past due 90 days and still accruing interest at the dates indicated.

	At September 30,
	2013	2012
	(Dollars in thousands)
Non-accruing loans:
One-to four-family real estate	$424	$660
Commercial leases and loans	442	—

Total	866	660

Assets acquired through foreclosure	—	—

Total non-performing assets	$866	$660

Total non-performing loans to total loans	0.70%	0.58%
Total non-performing loans to total assets	0.61	0.48
Total non-performing assets to total assets	0.61	0.48

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses — Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended September 30, 2013 and 2012 had non-accruing loans been current according to their original terms was approximately $32,000 and $36,000, respectively. Interest income included in net income for these loans for the years ended September 30, 2013 and 2012 was $0 and $24,000, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2013	2012
	(In thousands)
Special mention assets	$376	$310
Substandard assets	424	424
Doubtful assets	—	—
Loss	—	—

Total criticized and classified assets	$800	$734

At September 30, 2013 and 2012, substandard assets were comprised of a $424,000 commercial line of credit.

At September 30, 2013, Eureka Bank had nine loans classified as special mention, which were comprised of six one- to four-family residential real estate loans, one commercial line of credit, and two commercial leases. At September 30, 2012, Eureka Bank had eleven loans classified as special mention, which were comprised of nine one- to four-family residential real estate loans and two commercial lines of credit.

Other than as disclosed in the above tables, there are no other loans at September 30, 2013 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,
	2013		2012
	30-59	60-89	30-59	60-89
	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due
	(In thousands)
One- to four-family real estate	$116	$60	$258	$91
Home equity and second mortgages	—	19	—	—
Commercial leases and lines of credit	193	—	424	—

Total	$309	$79	$682	$91

At September 30, 2013, delinquent loans were comprised of two one- to four-family residential real estate loans, one home equity line of credit, and one commercial line of credit. At September 30, 2012, delinquent loans were comprised of eight one- to four-family residential real estate loans and two commercial lines of credit.

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

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. A loan is impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans and, to a lesser extent, certain non-impaired loans, to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans.

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

At September 30, 2013, our allowance for loan losses was $1.3 million, or 1.06% of loans receivable, net and 149.93% of non-performing loans. At September 30, 2012, our allowance for loan losses was $1.1 million, or 1.00% of loans receivable, net and 173.0% of non-performing loans. Non-performing loans at September 30, 2013, were $866,000 or 0.70% of loans receivable, net compared to $660,000, or 0.58% of loans receivable, net at September 30, 2012. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, the allowance for loan losses may not be adequate to cover losses which may be realized in the future and additional provisions for loan losses may be required.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2013		2012
		% of		% of
		Loans in		Loans in
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate—owner-occupied	$157	16.65%	$114	20.08%
One- to four-family real estate—non-owner-occupied	268	26.63	306	25.63
Construction and land	19	3.13	4	0.39
Multi-family real estate	142	14.40	128	12.47
Commercial real estate	270	18.44	241	18.38
Consumer loans:
Home equity and second mortgages	7	1.00	7	1.11
Secured loans	—	.15	—	.24
Commercial leases and loans	247	16.32	243	17.06
Commercial lines of credit	46	3.28	60	4.64
Non-allocated	143	—	39	—

Total allowance for loan losses	$1,299	100.00%	$1,142	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended September 30,
	2013	2012
Allowance at beginning of year	$1,142	$1,000

Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—

Provision for loan losses	157	142

Allowance at end of year	$1,299	$1,142

Allowance for loan losses to non-performing loans	149.93%	173.02%
Allowance for loan losses to total loans at the end of the year	1.06	1.00
Net charge-offs to average loans outstanding during the year	—	—

Interest Rate Risk Management. Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates that may cause our interest-bearing liabilities to increase at a rate faster than our interest-earning assets, thereby negatively affecting net income. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. To reduce the volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk generally is to:

•	originate multi-family and commercial real estate loans with adjustable-rate features or fixed-rate loans with shorter maturities than one- to four-family residential mortgages;

•	purchase commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than one- to four-family residential mortgages;

•	attract low-cost checking and transaction accounts, which tend to be less interest rate sensitive;

•	maintain interest-bearing deposits, federal funds and U.S. Government securities with short to intermediate terms; and

•	maintain an investment portfolio that provides stable cash flows, thereby providing investable funds in varying interest rate cycles.

We have made a significant effort to increase our level of lower-cost deposits as a method of enhancing profitability. At September 30, 2013, we had 42.3% of our deposits in lower-cost passbook and interest-bearing and non-interest bearing demand accounts compared to 37.3% at September 30, 2012. Such deposits have traditionally remained relatively stable and would be expected to be only moderately affected by changes in interest rates.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by the Office of the Comptroller of the Currency to review our level of interest rate risk. Such analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in the net portfolio value of the Bank at September 30, 2013, which is the most recent date for which information is available, that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value
	Net Portfolio Value			as a % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in Thousands)
+300 bp	$21,277	$(6,017)	(22)%	15.88%	(281)
+200 bp	23,712	(3,582)	(13)	17.14	(155)
+100 bp	25,996	(1,298)	(5)	18.22	(47)
0 bp	27,294	—	—	18.69	—
- 100 bp	26,359	935	3	17.78	91

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $7.2 million at September 30, 2013. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $70.3 million from the Federal Home Loan Bank of Pittsburgh, of which we had no advances outstanding.

At September 30, 2013, we had $2.4 million in loan commitments outstanding, which consisted of commitments to grant $2.0 million in loans and $367,000 in commercial leases and lines of credit. At September 30, 2013, we had $5.7 million in undisbursed lines of credit, $504,000 in undisbursed loans in process and $2.1 million in undisbursed construction loans.

Certificates of deposit due within one year of September 30, 2013 totaled $35.6 million, representing 52.6% of certificates of deposit at September 30, 2013. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2013.

The following table presents certain of our contractual obligations as of September 30, 2013.

	Payments Due by Period
		Less Than	One to Three	Three to	More Than
	Total	One Year	Years	Five Years	Five Years
	(In thousands)
Contractual Obligations
Operating lease obligations (1)	$235	$58	$177	$—	$—
Other long-term obligations (2)	8	7	1	—	—

Total	$243	$65	$178	$—	$—

(1)	Represents the lease for the Bank’s Shaler branch office.
(2)	Represents obligations relating to branch office signage and the Bank’s mailing system.

Our primary investing activities are the origination of loans and the purchase and sale of securities. Our primary financing activities consist of activity in deposit accounts. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended
	September 30,
	2013	2012
	(In thousands)
Investing activities:
Proceeds from maturities and redemptions of investment securities	$12,450	$16,505
Purchase of investment securities	(8,109)	(13,400)
Net decrease in loans	144	3,302
Commercial leases purchased	(9,307)	(11,529)
Financing activities:
Increase (decrease) in deposits	2,961	(288)
Purchase and retirement of common stock	(1,209)	(300)
Payment of dividends	(403)	(369)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulations — Capital Requirements” and the notes to the consolidated financial statements included in this annual report.

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

For the years ended September 30, 2013 and 2012, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2013 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Items of Business to be Voted on by Stockholders — Item 1 — Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business — Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance— Committees of the Board of Directors — Audit Committee” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Corporate Governance— Directors’ Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2013 for compensation plans under which equity securities may be issued. The Company does not maintain any equity compensation plans that have not been approved by security holders.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities
			remaining available for
			future issuance under
			equity compensation
			plans (excluding
			securities reflected in
			column (a))
Plan Category			(c)
Equity compensation plans approved by security holders	64,907	$15.24	11,456
Equity compensation plans not approved by security holders	—	—	—

Total	64,907	$15.24	11,456

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures Governing Related Persons Transactions” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance Matters — Director Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Audit-Related Matters — Audit Fees” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.1	Specimen Stock Certificate of Eureka Financial Corp. (1)

10.1*	Employment Agreement between Eureka Financial Corp. and Edward F. Seserko, dated as of February 28, 2011 (2)

10.2*	Employment Agreement between Eureka Financial Corp. and Gary B. Pepper, dated as of February 28, 2011 (2)

10.3*	Eureka Financial Corp. 2012 Equity Incentive Plan (3)

21.0	Subsidiaries

23.1	Consent of S.R. Snodgrass, A.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.
(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, as filed with the Securities and Exchange Commission on May 17, 2011.
(3)	Incorporated herein by reference to Appendix A to the definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA FINANCIAL CORP.

Date: December 16, 2013	By:	/s/ Edward F. Seserko
Edward F. Seserko
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Edward F. Seserko	President, Chief Executive Officer and Director	December 16, 2013
Edward F. Seserko	(principal executive officer)

/s/ Gary B. Pepper	Executive Vice President and Chief Financial Officer	December 16, 2013
Gary B. Pepper	(principal accounting and financial officer)

/s/ Mark B. Devlin	Director	December 16, 2013
Mark B. Devlin

/s/ Robert J. Malone	Director	December 16, 2013
Robert J. Malone

/s/ Paul M. Matvey	Director	December 16, 2013
Paul M. Matvey

/s/ Dennis P. McManus	Director	December 16, 2013
Dennis P. McManus

/s/ William F. Ryan	Director	December 16, 2013
William F. Ryan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eureka Financial Corp. and subsidiary

We have audited the accompanying consolidated balance sheet of Eureka Financial Corp. and subsidiary (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eureka Financial Corp. and subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, A.C.

Wexford, Pennsylvania

December 16, 2013

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheet

	September 30,
	2013	2012
Assets:
Cash and due from banks	$587,444	$483,633
Interest-bearing deposits in other banks	6,593,625	7,625,961

Cash and cash equivalents	7,181,069	8,109,594
Investment securities available for sale	6,291,877	—
Investment securities held to maturity (fair value of $2,586,765 and $13,975,782, respectively)	2,776,027	13,873,592
Mortgage-backed securities available for sale	8,834	15,813
Federal Home Loan Bank (“FHLB”) stock, at cost	237,400	502,600
Loans receivable, net of allowance for loan losses of $1,299,038 and $1,142,038, respectively	121,446,463	112,440,299
Premises and equipment, net	1,168,235	1,214,909
Deferred tax asset, net	941,624	994,070
Accrued interest receivable and other assets	898,472	1,338,283

Total Assets	$140,950,001	$138,489,160

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,010,755	$4,107,787
Interest bearing	112,446,667	110,388,759

Total deposits	117,457,422	114,496,546
Advances from borrowers for taxes and insurance	477,035	517,517
Accrued interest payable and other liabilities	1,029,344	1,089,109

Total Liabilities	118,963,801	116,103,172

Stockholders’ Equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,255,819 shares outstanding at September 30, 2013; 1,325,397 shares outstanding at September 30, 2012	12,558	13,254
Paid-in capital	10,647,396	11,717,327
Retained earnings—substantially restricted	12,147,028	11,164,708
Accumulated other comprehensive income (loss)	(361,394)	1,019
Unearned ESOP shares	(459,388)	(510,320)

Total Stockholders’ Equity	21,986,200	22,385,988

Total Liabilities and Stockholders’ Equity	$140,950,001	$138,489,160

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Income

	Year Ended September 30,
	2013	2012
Interest Income
Loans, including fees	$6,442,090	$6,241,077
Investment securities and other interest-earning assets:
Taxable	234,238	623,016
Tax exempt	78,130	43,276
Mortgage-backed securities	866	1,155

Total Interest Income	6,755,324	6,908,524

Interest Expense
Deposits	1,148,065	1,310,637

Total Interest Expense	1,148,065	1,310,637

Net Interest Income	5,607,259	5,597,887
Provision for Loan Losses	157,000	142,000

Net Interest Income after Provision for Loan Losses	5,450,259	5,455,887

Non-Interest Income
Fees on deposit accounts	35,941	35,335
Other income	101,619	89,501

Total Non-Interest Income	137,560	124,836

Non-Interest Expense
Salaries and benefits	1,983,041	1,874,731
Occupancy	374,960	376,680
Data processing	254,165	240,809
Professional fees	291,411	292,498
FDIC insurance premiums	66,743	63,168
Charitable contributions	87,113	87,650
Other	388,348	370,764

Total Non-Interest Expenses	3,445,781	3,306,300

Income Before Income Tax Provision	2,142,038	2,274,423
Income Tax Provision	748,671	812,155

Net Income	$1,393,367	$1,462,268

Earnings per Common Share—Basic and Diluted	$1.14	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

	September 30,
	2013	2012
Net Income	$1,393,367	$1,462,268
Other comprehensive loss:
Increase in unrealized losses on available for sale securities	(549,110)	(480)
Income tax effect	186,697	163

Other comprehensive loss, net of tax:	(362,413)	(317)

Total Comprehensive Income	$1,030,954	$1,461,951

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, September 30, 2011	1,314,705	$13,147	$11,945,757	$10,072,616	$1,336	$(568,130)	$21,464,726
Net income	—	—	—	1,462,268	—	—	1,462,268
Other comprehensive loss	—	—	—	—	(317)	—	(317)
Issuance of restricted stock shares	30,545	305	(305)	—	—	—	—
Compensation expense related to restricted stock	—	—	32,970	—	—	—	32,970
Compensation expense related to stock options	—	—	7,225	—	—	—	7,225
ESOP shares owned	—	—	31,173	—	—	57,810	88,983
Purchase and retirement of common stock	(19,853)	(198)	(299,493)	—	—	—	(299,691)
Dividends on common stock ($0.28 per share)	—	—	—	(370,176)	—	—	(370,176)

Balance, September 30, 2012	1,325,397	13,254	11,717,327	11,164,708	1,019	(510,320)	22,385,988
Net income	—	—	—	1,393,367	—	—	1,393,367
Other comprehensive loss	—	—	—	—	(362,413)	—	(362,413)
Compensation expense related to restricted stock	—	—	79,128	—	—	—	79,128
Compensation expense related to stock options	—	—	17,340	—	—	—	17,340
ESOP shares owned	—	—	41,688	—	—	50,932	92,620
Purchase and retirement of common stock	(69,578)	(696)	(1,208,087)	—	—	—	(1,208,783)
Dividends on common stock ($0.32 per share)	—	—	—	(411,047)	—	—	(411,047)

Balance, September 30, 2013	1,255,819	$12,558	$10,647,396	$12,147,028	$(361,394)	$(459,388)	$21,986,200

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Cash Flows

	Year Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,393,367	$1,462,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	165,711	172,602
Provision for loan losses	157,000	142,000
Net accretion/amortization of discounts and premiums on securities and net amortization of loan fees and costs	(2,616)	(12,146)
Compensation expense for ESOP, restricted stock, and stock options	189,087	129,178
Deferred tax expense	239,144	539,380
Decrease in accrued interest receivable	85,020	7,182
Decrease in other assets	270,320	231,090
Decrease in accrued interest payable	(16,430)	(57,627)
Increase in retirement fund obligation	(33,457)	—
Increase in other liabilities	66,906	175,193

Net cash provided by operating activities	2,514,052	2,789,120

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	12,450,000	16,505,000
Purchase of investment securities available for sale	(6,840,000)	—
Purchase of investment securities held to maturity	(1,350,000)	(13,400,000)
Net paydowns in mortgage-backed securities	6,173	9,394
Redemption of FHLB stock	265,200	145,800
Net decrease in loans	144,041	3,302,363
Commercial leases purchased	(9,307,205)	(11,528,832)
Premises and equipment expenditures	(119,037)	(148,846)

Net cash used for investing activities	(4,750,828)	(5,115,121)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	2,960,876	(287,750)
Net (decrease) increase in advances from borrowers for taxes and insurance	(40,482)	44,701
Purchase and retirement of common stock	(1,208,783)	(299,691)
Payment of dividends	(403,360)	(369,426)

Net cash provided by (used for) financing activities	1,308,251	(912,166)

Net decrease in cash and cash equivalents	(928,525)	(3,238,167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,109,594	11,347,761

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,181,069	$8,109,594

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest on deposits	$1,164,495	$1,368,264
Income taxes	505,000	92,000

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

Nature of Operations and Basis of Presentation

Eureka Financial Corp. (“Eureka Financial”) is a Maryland corporation and stock holding company established in 2011, whose wholly owned subsidiary is Eureka Bank (the “Bank”), a federally chartered stock savings bank located in Pittsburgh, Pennsylvania.

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in the Oakland and Shaler sections of the Pittsburgh metropolitan area. The Bank attracts deposits from the general public and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, commercial loans, lines of credit, construction, and consumer loans and to purchase commercial leases. The Bank generally holds all its loans for investment. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, while Eureka Financial is subject to regulation and supervision by the Federal Reserve Board.

The consolidated financial statements include the accounts of Eureka Financial and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and with general practices within the banking industry. In preparing the financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and reported amounts of revenue and expenses for the period. Actual results could differ significantly from those estimates.

Investment and Mortgage-Backed Securities

Investment securities and mortgage-backed securities are classified at the time of purchase, based on management’s intention and ability to hold such securities to maturity, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount that are computed using the level yield method and recognized as adjustments of interest income. Debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported in the other comprehensive income component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline, and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the noncredit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Premises and Equipment

Land is carried at cost. Building and improvements, furniture, fixtures and equipment, vehicles, and leasehold improvements are carried at cost, less accumulated depreciation computed on the straight-line method over the following estimated useful lives:

Years
Building and improvements	5—50
Furniture, fixtures and equipment	3—10
Leasehold improvements	Shorter of useful lives or lease term
Vehicles	5

Costs for maintenance and repairs are expensed currently while costs of major additions or improvements are capitalized.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Investment in Bank Stock

As a member of the Federal Home Loan Bank of Pittsburgh (the “FHLB”), the Bank is required to maintain a minimum amount of FHLB stock. The investment is required by law according to a predetermined formula. This investment is carried at cost.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. There was no impairment of the FHLB stock as of September 30, 2013 or 2012.

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

Income Taxes

The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for cumulative differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Eureka Financial and the Bank file a consolidated federal income tax return.

Eureka Financial has entered into a tax allocation agreement with the Bank as a result of their status as members of an affiliated group under the Internal Revenue Code. The tax allocation agreement generally provides that Eureka Financial will file consolidated federal income tax returns with the Bank. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the payments by the Bank to Eureka Financial for tax liabilities attributable to the Bank.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2005 and for the year 2010.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $4,685 and $14,526 for the years ended September 30, 2013 and 2012, respectively.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by weighted-average shares outstanding. Diluted earnings per share are computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options.

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the years ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Weighted average common shares outstanding	1,295,346	1,320,479
Average unearned nonvested shares	(21,067)	(10,598)
Average unearned employee stock ownership plan shares	(47,106)	(57,799)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,227,173	1,252,082

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	98	—

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,227,271	1,252,082

Net income	$1,393,367	$1,462,268
Basic and diluted earnings per share	$1.14	$1.17

As of September 30, 2013 and 2012, there were 25,961 shares of restricted stock outstanding with a grant price of $15.24 not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

Options to purchase 13,681 and 64,907 shares of common stock at $15.24 per share were outstanding at September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share as they were anti-dilutive due to the exercise price being greater than the average market price.

Off-Balance Sheet Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on investment securities available for sale.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Accounting Standards Codification (“ASC”) Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in ASC Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. Accounting for a business combination requires that at each subsequent reporting date, an acquirer must measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at its fair value, management’s assessment of the collectability of the indemnification asset. The objective of this ASU is to address the diversity in practice about how to interpret the terms on the same basis and contractual limitations when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation or National Credit Union Administration) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective in this ASU is to address implementation issues about the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC Section 210-20-45 or Section 815-10-45 or subject to an enforceable master arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in ASU 2011-11. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. This ASU is not expected to have a significant impact on the Company’s financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (“GAAP”). Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this ASU are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this ASU affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1.) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2.) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3.) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this ASU permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

2. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in accumulated comprehensive income by component net of tax for the years ended September 30, 2013 and 2012:

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of October 1, 2012	$1,019	Balance as of October 1, 2011	$1,336
Other comprehensive loss before reclassification	(362,413)	Other comprehensive loss before reclassification	(317)
Amount reclassified from accumulated other comprehensive income	—	Amount reclassified from accumulated other comprehensive income	—
Total other comprehensive loss	(362,413)	Total other comprehensive loss	(317)

Balance as of September 30, 2013	$(361,394)	Balance as of September 30, 2012	$1,019

3. INVESTMENT SECURITIES

Investment securities available for sale consisted of the following at September 30, 2013.

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$592,346	$—	$(43,894)	$548,452
U.S. government agency securities	6,247,825	—	(504,400)	5,743,425

Total	$6,840,171	$—	$(548,294)	$6,291,877

There were no investment securities available for sale at September 30, 2012.

The amortized cost and fair value of investment securities available for sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized Cost	Fair Value
Due after one year through five years	$292,346	$290,812
Due after ten years	6,547,825	6,001,065

Total	$6,840,171	$6,291,877

Investment securities held to maturity consisted of the following at September 30, 2013 and 2012:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$2,026,027	$50,094	$(113,206)	$1,962,915
U.S. government agency securities	750,000	—	(126,150)	623,850

Total	$2,776,027	$50,094	$(239,356)	$2,586,765

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$1,425,468	$28,878	$(2,029)	$1,452,317
U.S. government agency securities	12,448,124	78,029	(2,688)	12,523,465

Total	$13,873,592	$106,907	$(4,717)	$13,975,782

U.S. government agency securities with carrying values of $1,074,700 and $1,499,278 at September 30, 2013 and 2012, respectively, were pledged to secure public deposits held by the Company.

3. INVESTMENT SECURITIES (Continued)

The amortized cost and fair value of securities held to maturity at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized	Fair
	Cost	Value
Due from five to ten years	$493,086	$537,620
Due after ten years	2,282,941	2,049,145

	$2,776,027	$2,586,765

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2013 and 2012.

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,376,627	$(157,100)	$—	$—	$1,376,627	$(157,100)
U.S. government agency securities	6,367,275	(630,550)	—	—	6,367,275	(630,550)

	$7,743,902	$(787,650)	$—	$—	$7,743,902	$(787,650)

	September 30, 2012
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$588,930	$(2,029)	$—	$—	$588,930	$(2,029)
U.S. government agency securities	1,997,125	(2,688)	—	—	1,997,125	(2,688)

	$2,586,055	$(4,717)	$—	$—	$2,586,055	$(4,717)

The Company reviews its position quarterly and has determined that at September 30, 2013, the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable-rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 16 securities in an unrealized loss position at September 30, 2013, and five securities in an unrealized loss position at September 30, 2012. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

4. MORTGAGE-BACKED SECURITIES

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows at September 30, 2013 and 2012:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,183	$91	$—	$1,274
Fannie Mae Certificates	6,923	637	—	7,560

Total	$8,106	$728	$—	$8,834

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,552	$106	$—	$1,658
Fannie Mae Certificates	12,717	1,438	—	14,155

Total	$14,269	$1,544	$—	$15,813

The amortized cost and fair values of mortgage-backed securities at September 30, 2013, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	September 30, 2013
	Amortized
	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	6,388	6,951
Due after five years through ten years	509	549
Due after ten years	1,209	1,334

	$8,106	$8,834

The Company reviews its position quarterly for other-than-temporary impairment. The Company had no mortgage-backed securities in an unrealized loss position at September 30, 2013 or 2012.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2013 and 2012 are summarized as follows:

	2013	2012
One- to four-family real estate—owner occupied	$20,484,626	$22,841,158
One- to four-family real estate—non-owner occupied	32,747,845	29,150,275
Construction and land	3,847,052	448,170
Multi-family real estate	17,707,984	14,180,454
Commercial real estate	22,682,578	20,913,333
Home equity and second mortgages	1,235,098	1,261,447
Secured loans	188,561	269,520
Commercial leases and loans	20,074,035	19,411,283
Commercial lines of credit	4,029,645	5,283,445

	122,997,424	113,759,085
Plus:
Unamortized loan premiums	13,813	15,534
Less:
Unamortized loan fees and costs, net	(265,736)	(192,282)
Allowance for loan losses	(1,299,038)	(1,142,038)

	$121,446,463	$112,440,299

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate loans—owner occupied and non-owner occupied (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) commercial leases and loans; and (8) commercial lines of credit.

One- to four-family real estate loans include residential first mortgage loans originated by the Company in the greater Pittsburgh metropolitan area. The Company currently originates fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80 percent, unless they fall into the first-time homebuyer program in the Company’s Community Reinvestment Act Assessment Area, and then the maximum loan-to-value ratio can extend up to 95 percent. Due to the Company’s stringent underwriting, historical losses, and location of the majority of the portfolio, the Company’s risk on this segment of the portfolio is considered minimal.

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

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Company than the one- to four-family real estate loans and, therefore, are originated with a term of up to 20 years and a loan-to-value ratio of 75 percent. Different risk factors are taken into consideration when originating these loans, such as location, the strength of borrower, rent rolls, and total lending relationship with the borrower(s).

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

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

Commercial leases and loans consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Company has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically falls in the three- to five-year range, which gives the Company a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans do have a higher risk assigned to them. However, the Company’s historical loss on these loans has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.

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

Credit Quality

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one- to four-family real estate (owner occupied), one- to four-family real estate (non-owner occupied), construction, multi-family real estate, commercial real estate, home equity and second mortgages, secured loans, commercial leases and loans, and commercial lines of credit. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a three-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to nonclassified loans. These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the year ended September 30, 2013, the qualitative factors did not change significantly in comparison to the prior year.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, residential real estate and consumer loans are included in the pass category unless a specific action, such as delinquency greater than 90 days, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Credit Quality (Continued)

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

Rating 2 – Special Mention

A special mention asset has a potential weakness that deserves management’s close attention. If left uncorrected, the potential weakness may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification. The Special mention classification is a transitory one and is the first classification that requires an action plan to resolve the weaknesses inherent to the credit. These relationships are reviewed at least quarterly.

Rating 3 – Substandard

Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified as substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor strength, or income statement losses. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships are reviewed at least quarterly.

Rating 4 – Doubtful

Doubtful assets have many of the same characteristics of substandard assets, with the exception that the Company has determined that loss is not only possible but is probable and the risk is close to certain that loss will occur. When a loan is assigned to this category, the Company will identify the probable loss and it will receive allocation in the loan loss reserve analysis. These relationships are reviewed at least quarterly.

Rating 5 – Loss

Once an asset is identified as a definite loss to the Company, it will receive the classification of loss. There may be some future potential recovery; however, it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectible.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators as of September 30, 2013 and 2012, were as follows:

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One- to four-family real estate non-owner occupied	$31,654,257	$18,224	$—	$—	$—	$31,672,481
Construction	3,847,052	—	—	—	—	3,847,052
Multi-family real estate	17,707,984	—	—	—	—	17,707,984
Commercial real estate	22,682,578	—	—	—	—	22,682,578
Commercial leases and loans	19,880,846	193,189	—	—	—	20,074,035
Commercial lines of credit	3,441,048	164,680	423,917	—	—	4,029,645

	$99,213,765	$376,093	$423,917	$—	$—	$100,013,775

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One- to four-family real estate non-owner occupied	$28,934,037	$216,238	$—	$—	$—	$29,150,275
Construction	448,170	—	—	—	—	448,170
Multi-family real estate	14,180,454	—	—	—	—	14,180,454
Commercial real estate	20,913,333	—	—	—	—	20,913,333
Commercial leases and loans	19,411,283	—	—	—	—	19,411,283
Commercial lines of credit	4,766,142	93,386	423,917	—	—	5,283,445

	$88,653,419	$309,624	$423,917	$—	$—	$89,386,960

The following tables present performing and nonperforming residential real estate and consumer loans based on payment activity for the years ended September 30, 2013 and 2012. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be nonperforming when they become 90 days past due or are placed on nonaccrual status.

	September 30, 2013
	Nonperforming	Performing
	Loans	Loans	Total
One- to four-family real estate— owner occupied	$—	$20,896,914	$20,896,914
Home equity and second mortgages	—	1,235,098	1,235,098
Secured loans	—	188,561	188,561

	$—	$22,320,573	$22,320,573

	September 30, 2012
	Nonperforming	Performing
	Loans	Loans	Total
One- to four-family real estate— owner occupied	$660,078	$22,181,080	$22,841,158
Home equity and second mortgages	—	1,261,447	1,261,447
Secured loans	—	269,520	269,520

	$660,078	$23,712,047	$24,372,125

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

Consistent with accounting and regulatory guidance, the Bank recognizes a troubled debt restructuring (“TDR”) when the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered. Regardless of the form of concession granted, the Bank’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.

To be considered a TDR, both of the following criteria must be met:

•	the borrower must be experiencing financial difficulties; and

•	the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that would not otherwise be considered.

Factors that indicate a borrower is experiencing financial difficulties include, but are not limited to:

•	the borrower is currently in default on their loan(s);

•	the borrower has filed for bankruptcy;

•	the borrower has insufficient cash flows to service their loan(s); or

•	the borrower is unable to obtain refinancing from other sources at a market rate similar to rates available to a non-troubled debtor.

Factors that indicate that a concession has been granted include, but are not limited to:

•	the borrower is granted an interest rate reduction to a level below market rates for debt with similar risk; or

•	the borrower is granted a material maturity date extension, or extension of the amortization plan to provide payment relief. For purposes of this policy, a material maturity date extension will generally include any maturity date extension, or the aggregate of multiple consecutive maturity date extensions, that exceed 120 days. A restructuring that results in an insignificant delay in payment, i.e. 120 days or less, is not necessarily a TDR. Insignificant payment delays occur when the amount of the restructured payments subject to the delay is insignificant relative to the unpaid principal or collateral value, and will result in an insignificant shortfall in the originally scheduled contractual amount due, and/or the delay in timing of the restructured payment period is insignificant relative to the frequency of payments, the original maturity or the original amortization.

The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the modification. No single factor is determinative of whether a restructuring is a TDR. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean that the borrower is experiencing financial difficulty. Accordingly, determination of whether a modification is a TDR involves a large degree of judgment.

The following table details the TDR at September 30, 2013.

Loans in non-accrual status	Number of Loans	Balance	Concession Granted
Commercial loan secured by business equipment	1	$442,494	Extension of maturity date

The Bank did not have any TDRs in 2012 nor did it have any TDRs within the year ended September 30, 2013 that then defaulted. The TDR was individually evaluated for impairment and no related allowance was recorded.

Once a loan is classified as a TDR, this classification will remain until documented improvement in the financial position of the borrower supports confidence that all principal and interest will be paid according to terms. Additionally, the customer must have re-established a track record of timely payments according to the restructured contract terms for a minimum of six consecutive months prior to consideration for removing the loan from non-accrual TDR status.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2013 and 2012:

	September 30, 2013
	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One- to four-family real estate owner occupied	$116,259	$60,242	$—	$176,501	$20,308,125	$20,484,626	$—
One- to four-family real estate non-owner occupied	—	—	—	—	32,747,845	32,747,845	—
Construction	—	—	—	—	3,847,052	3,847,052	—
Multi-family real estate	—	—	—	—	17,707,984	17,707,984	—
Commercial real estate	—	—	—	—	22,682,578	22,682,578	—
Home equity and second mortgages	—	18,987	—	18,987	1,216,111	1,235,098	—
Secured loans	—	—	—	—	188,561	188,561	—
Commercial leases and loans	193,190	—	—	193,190	19,880,845	20,074,035	442,494
Commercial lines of credit	—	—	423,917	423,917	3,605,728	4,029,645	423,917

	$309,449	$79,229	$423,917	$812,595	$122,184,829	$122,997,424	$866,411

	September 30, 2012
	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One- to four-family real estate owner occupied	$133,533	$—	$660,078	$793,611	$22,047,547	$22,841,158	$660,078
One- to four-family real estate non-owner occupied	124,963	91,276	—	216,239	28,934,036	29,150,275	—
Construction	—	—	—	—	448,170	448,170	—
Multi-family real estate	—	—	—	—	14,180,454	14,180,454	—
Commercial real estate	—	—	—	—	20,913,333	20,913,333	—
Home equity and second mortgages	—	—	—	—	1,261,447	1,261,447	—
Secured loans	—	—	—	—	269,520	269,520	—
Commercial leases and loans	—	—	—	—	19,411,283	19,411,283	—
Commercial lines of credit	423,917	—	—	423,917	4,859,528	5,283,445	—

	$682,413	$91,276	$660,078	$1,433,767	$112,325,318	$113,759,085	$660,078

The Company primarily grants loans to customers throughout southwestern Pennsylvania. The Company maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on nonaccrual at September 30, 2013 and September 30, 2012, were approximately $866,000 and $660,000, respectively. The foregone interest on nonaccrual loans was approximately $32,000 and $12,000 for years ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, there were no loans that were 90 days or more delinquent and still accruing interest.

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan and lease portfolio. The ALLL is based on management’s continuing evaluation of the risk classifications and credit quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans. Management reviews the loan and lease portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

The following table details the allowance for loan losses and loan receivable balances at September 30, 2013 and 2012. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One- to four-family real estate - owner occupied	One- to four-family real estate - non-owner occupied	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	42,769	(38,183)	14,953	14,059	29,437	533	—	4,337	(14,379)	103,474	157,000

Ending balance 9/30/13	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Beginning balance 10/1/2011	$115,299	$192,729	$2,615	$121,452	$284,883	$7,049	$—	$216,894	$—	$59,117	$1,000,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	(1,093)	113,349	1,867	6,172	(44,380)	(111)	—	25,747	60,760	(20,311)	142,000

Ending balance 9/30/12	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Allowance for credit losses:
Ending balance 9/30/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Loans receivables:
Ending balance 9/30/2013	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$20,074,035	$4,029,645	$—	$122,997,424

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$442,494	$423,917	$—	$866,411

Ending balance: collectively evaluated for impairment	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$19,631,541	$3,605,728	$—	$122,131,013

Allowance for credit losses:
Ending balance 9/30/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038

Loans receivables:
Ending balance 9/30/2012	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$22,841,158	$29,150,275	$448,170	$14,180,454	$20,913,333	$1,261,447	$269,520	$19,411,283	$5,283,445	$—	$113,759,085

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. There were two impaired loans as of September 30, 2013 and no impaired loans as of September 30, 2012.

Impaired Loans
	Impaired Loans with Specific		with No Specific	Total Impaired Loans
	Allowance		Allowance		Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
September 30, 2013
Commercial leases and loans	$—	$—	$866,411	$866,411	$866,411	$877,863	$7,447

6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at September 30, 2013 and 2012 are summarized as follows:

	2013	2012
Land, building, and improvements	$2,257,873	$2,254,054
Furniture, fixtures, and equipment	1,094,911	1,028,678
Vehicle	48,985	41,280

Total premises and equipment	3,401,769	3,324,012
Less accumulated depreciation	(2,233,534)	(2,109,103)

Total	$1,168,235	$1,214,909

Depreciation charged to operations was $165,711 in 2013 and $172,602 in 2012.

The Company leases a branch, located in Shaler, Pennsylvania, under a long-term lease which qualifies as an operating lease. In addition to the fixed rental payments, the lease requires the Company to pay for operating expenses, including real estate taxes, insurance premiums, utilities, and maintenance. The lease has an initial term of 10 years with a renewal option of an additional 10 years. The Company also has a lease on a time and temperature sign located at its main office building. The lease expires in 2014. The following is a schedule by year for the future minimum lease payments under the existing operating and sign lease with initial or remaining terms in excess of one year:

2014	$61,500
2015	58,621
2016	57,528
2017	57,528
2018	4,794

Total	$239,971

Rent expense was $70,748 and $62,752 for the years ended September 30, 2013 and 2012, respectively.

7. BORROWINGS

The Company maintains a $15,000,000 line of credit with the FHLB for the short-term use in funding loan and lease obligations, should the need for short-term borrowing occur. There were no borrowings outstanding on this line of credit at September 30, 2013 and 2012.

At September 30, 2013, the Company’s maximum borrowing capacity with the FHLB was approximately $70,259,000.

8. DEPOSITS

The composition of deposits is as follows:

	2013	2012
Demand deposits	$5,010,755	$4,107,787
Passbook savings and Christmas club	22,456,473	20,453,623
NOW and money market accounts	22,259,395	18,188,421
Certificates of deposit and CDARS	58,694,060	62,700,981
Individual retirement accounts	9,036,739	9,045,734

Total	$117,457,422	$114,496,546

Time deposit accounts include certificates of deposit, CDARS brokered deposits, and individual retirement accounts. Time deposit accounts maturing in years ended September 30, as of September 30, 2013, are summarized as follows:

2014	$37,952,361
2015	8,147,550
2016	4,365,402
2017	1,785,431
2018	3,444,342
2019 and thereafter	12,035,713

$67,730,799

The Company held related-party deposits of approximately $1,033,918 and $1,052,193 as of September 30, 2013 and 2012, respectively.

At September 30, 2013 and 2012, time deposit accounts of $100,000 or more amounted to $29,280,540 and $31,464,879, respectively. Deposits in excess of $250,000 as of September 30, 2013, are not insured by the Federal Deposit Insurance Corporation. As of September 30, 2013, the public funds held by the Company were secured by a pledge of government agency debentures. The Company had $2,331,366 in CDARS brokered deposits at September 30, 2013.

Interest expense on deposit accounts during the years ended September 30, 2013 and 2012 consists of:

	2013	2012
Passbook savings and Christmas club	$25,425	$29,933
NOW and money market accounts	33,041	48,172
Certificates of deposit and CDARS	912,548	1,002,367
Individual retirement accounts	177,051	230,165

	$1,148,065	$1,310,637

9. INCOME TAXES

The provision for federal income taxes consists of:

	2013	2012
Federal currently payable	$430,429	$188,898
State currently payable	79,098	83,877
Deferred tax expense	239,144	539,380

Total income tax provision	$748,671	$812,155

No valuation allowance was established at September 30, 2013 and 2012, in view of the Bank’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Bank’s earnings potential.

Reconciliation between the expected and actual tax provision for the years ended September 30, 2013 and 2012:

	2013		2012
		%		%
		Pretax		Pretax
	Amount	Income	Amount	Income
Provision at statutory rate	$728,293	34.00%	$773,304	34.00%
Effect of tax-free income	(48,749)	(2.27)	(44,044)	(1.94)
State income tax, net of federal tax benefit	52,205	2.44	55,359	2.43
Other	16,922	0.78	27,536	1.22

Income tax expense and effective tax rate	$748,671	34.95%	$812,155	35.71%

9. INCOME TAXES (Continued)

The deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets are as follows at September 30, 2013 and 2012:

	2013	2012
Deferred tax assets
Net operating loss	$—	$87,192
Provision for loan losses	346,658	293,278
Depreciation	102,640	117,780
Deferred loan fees	90,350	65,864
Unrealized loss on available for sale securities	186,172	—
Other	215,804	430,481

Deferred tax assets	941,624	994,595

Deferred tax liabilities:
Unrealized loss on available for sale securities	—	525

Deferred tax liabilities	—	525

Net deferred tax assets	$941,624	$994,070

The Company may establish a valuation allowance when it is more likely than not that the Company will not be able to realize the deferred tax assets for federal income tax purposes. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future federal taxable income during the periods in which they become deductible. Based on projections for future federal taxable income, management expects to fully realize the benefits of those deductible differences; therefore, as of September 30, 2013, the Company did not record a valuation allowance against deferred tax assets. As of September 30, 2013, the Company did not have a net operating loss carry forward.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $1,000,000 of the balance in retained earnings at September 30, 2013 represents base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

10. EMPLOYEE BENEFITS

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

For the years ended September 30, 2013 and 2012, pension contributions charged to expense amounted to $238,000 and $282,000, respectively.

The Pentegra Defined Benefit Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Defined Benefit Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra Defined Benefit Plan, as reported on Form 5500, equaled $196,473,170 and $299,729,365 for the plan years ended June 30, 2013 and 2012, respectively. Eureka Bank’s contribution to the Pentegra Defined Benefit Plan are not more than 5% of the total contributions to the Pentegra Defined Benefit Plan.

The following contributions were paid by Eureka Bank during the fiscal years ending September 30. There were no changes that would affect affecting comparability for each period.

2013		2012
Date Paid	Amount	Date Paid	Amount
12/1/2012	$271,457	1/17/2012	$197,021
		5/3/2012	75

Total	$271,457	Total	$197,096

Funded Status as of	108.29%	Funded Status as of	109.97%
Zone Status	Green	Zone Status	Green

Retirement Savings Plan

The Company has established the Eureka Bank (formerly Eureka Federal) Retirement Savings Plan which covers substantially all employees. The plan is a tax-qualified Defined Contribution Plan that permits participants to contribute up to 10 percent of their salary to the plan. Additionally, during the years ended September 30, 2013 and 2012, the Company provided matching contributions of 100 percent of the first 6 percent contributed by each employee.

For the years ended September 30, 2013 and 2012, contributions charged to expense were approximately $50,000 and $55,000, respectively.

10. EMPLOYEE BENEFITS (Continued)

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion in 2011, the Bank created an ESOP for the benefit of employees who meet the eligibility requirements. The ESOP trust acquired 61,090 shares of Eureka Financial stock with the proceeds of a loan from Eureka Financial. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.25 percent and requires an annual payment of principal and interest of $72,173 through February of 2021. The Bank’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to Eureka Financial.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. The shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share computations. The Company recognized ESOP expense of $92,620 and $88,983 for the years ended September 30, 2013 and 2012, respectively.

The following table presents the components of the ESOP shares:

	2013	2012
Allocated shares	12,218	6,109
Unreleased shares	48,872	54,981

Total ESOP shares	61,090	61,090

Fair value of unreleased shares	$845,974	$865,951

Stock Based Compensation

In 2012, Eureka Financial’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Eureka Financial. The 2012 Plan authorizes the granting of options to purchase shares of Eureka Financial stock, which may be nonqualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 106,908 shares of which 76,363 may be issued in connection with the exercise of stock options and 30,545 may be issued as restricted stock.

On May 21, 2012, certain directors and officers of Eureka Financial and the Bank were awarded an aggregate of 64,907 options to purchase shares of common stock and 25,961 restricted shares of common stock. The awards vest equally over five years and the stock options have a ten-year contractual life from the date of grant. The Company recognizes expense associated with the awards over the five-year vesting period.

The trading price of Eureka Financial common stock closed at $15.24 per share on May 21, 2012, which is the exercise price of the options granted on that date. The estimated value of the stock options was $86,975, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on May 21, 2012, was $1.34 using the following Black-Scholes option pricing model assumptions: expected life of 10 years, expected dividend rate of 2.13%, risk-free interest rate of 1.76% and an expected volatility of 14.34% based on historical results of the stock prices of Eureka Financial. Compensation expense on the options was $17,340 and $7,225 respectively, for the years ended September 30, 2013 and 2012. As of September 30, 2013, there was $62,410 of total unrecognized compensation cost related to non vested options which is expected to be recognized ratably over the weighted-average remaining service period of 3.5 years. At September 30, 2013, future compensation expense related to the options is expected to be $17,340 in each of the years 2014 through 2016 and $10,390 in 2017.

10. EMPLOYEE BENEFITS (Continued)

Stock Based Compensation (Continued)

The following table summarizes transactions regarding the options under the 2012 Plan:

	Options	Weighted-Average Price
Outstanding, September 30, 2012	64,907	$15.24
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2013	64,907	$15.24

Exercisable, September 30, 2013	12,981	$15.24

	Options	Weighted-Average Price
Outstanding, September 30, 2011	—	—
Granted	64,907	$15.24
Exercised	—	—
Forfeited	—	—

Outstanding, September 30, 2012	64,907	$15.24

Exercisable, September 30, 2012	—	—

10. EMPLOYEE BENEFITS (Continued)

Stock Based Compensation (Continued)

On May 21, 2012, the date of grant, the market value of the restricted stock awards was approximately $395,646 before the impact of income taxes. Compensation expense on the grants was $79,128 for the year ended September 30, 2013 and $32,970 for the year ended September 30, 2012. As of September 30, 2013, there was $283,548 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted-average remaining service period of 3.5 years. At September 30, 2013, future compensation related to the grants is expected to be $79,129 in each of the years 2014 through 2016 and $46,159 in 2017.

The following table summarizes transactions regarding restricted stock under the 2012 Plan:

	Number of	Weighted-
	Restricted Shares	Average Price
Nonvested shares, September 30, 2012	25,961	$15.24
Granted	—	—
Vested	5,192	15.24
Forfeited	—	—

Nonvested shares, September 30, 2013	20,769	$15.24

	Number of	Weighted-
	Restricted Shares	Average Price
Nonvested shares, September 30, 2011	—	—
Granted	25,961	$15.24
Vested	—	—
Forfeited	—	—

Nonvested shares, September 30, 2012	25,961	$15.24

11. DEFERRED COMPENSATION ARRANGEMENTS

The Company maintains a non-qualified deferred compensation arrangement with participating members of management under which future defined benefits are funded principally by individual life insurance policies. The cash surrender value of the individual life insurance policies at September 30, 2013 and 2012 was approximately $256,000 and $218,000, respectively, and is included with other assets in the Consolidated Balance Sheet. An actuarially determined charge, which is included in other operating expense, is made each year based on the future benefits to be paid under the plan. The amount accrued during the years ended September 30, 2013 and 2012, was approximately $34,000 and $32,000, respectively. The aggregate liability for the deferred compensation arrangement at September 30, 2013 and 2012 was approximately $328,000 and $294,000, respectively, and is included with “other liabilities” in the Consolidated Balance Sheet.

12. COMMITMENTS

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

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at September 30, 2013 and 2012, was approximately $10,726,000 and $9,506,000, respectively, with rates of interest ranging from 2.25 percent to 6.75 percent and 2.25 percent to 6.75 percent, respectively. Fixed rate loan commitments at September 30, 2013 and 2012, were approximately $3,256,000 and $4,293,000, respectively, with fixed rates of interest ranging from 3.75 percent to 6.75 percent and 4.00 percent to 6.75 percent, respectively.

13. FAIR VALUE DISCLOSURE MEASUREMENTS

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and 2012, are as follows:

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$8,834	$—	$8,834
Obligations of states and political subdivisions available for sale	—	548,452	—	548,452
U.S. government agency securities available for sale	—	5,743,425	—	5,743,425

Total	$—	$6,300,711	$—	$6,300,711

	September 30, 2012
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$15,813	$—	$15,813

13. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

The following table presents the financial assets measured at fair value on a recurring basis as of September 30, 2013 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$866,411	$866,411

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank uses Level III inputs to determine fair value:

	Quantitative Information about Level III Fair Value Measurements
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$442,494	Discounted cash flow	Probability of default	—
	423,917	Fair Value of collateral (1)	Appraisal adjustments (2)	20 (20	% )

	$866,411

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

13. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at September 30, 2013 and 2012:

The fair value of the Company’s financial instruments are as follows at September 30:

	September 30, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$7,181,069	$7,181,069	$—	$—	$7,181,069
Investment securities available for sale	6,291,877	—	6,291,877	—	6,291,877
Investment securities held to maturity	2,776,027	—	2,586,765	—	2,586,765
Mortgage-backed securities available for sale	8,834	—	8,834	—	8,834
Federal Home Loan Bank stock	237,400	237,400	—	—	237,400
Loans receivable, net	121,446,463	—	—	127,426,461	127,426,461
Accrued interest receivable	521,613	521,613	—	—	521,613
Financial liabilities:
Deposits	$117,457,422	$49,726,623	$—	$67,762,800	$117,489,423
Advances from borrowers for taxes and insurance	477,035	477,035	—	—	477,035
Accrued interest payable	83,646	83,646	—	—	83,646
	September 30, 2012
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$8,109,594	$8,109,594	$—	$—	$8,109,594
Investment securities held to maturity	13,873,592	—	13,975,782	—	13,975,782
Mortgage-backed securities available for sale	15,813	—	15,813	—	15,813
Federal Home Loan Bank stock	502,600	502,600	—	—	502,600
Loans receivable, net	112,440,299	—	—	118,443,000	118,443,000
Accrued interest receivable	606,633	606,633	—	—	606,633
Financial liabilities:
Deposits	$114,496,546	$42,749,831	$—	$73,138,169	$115,888,000
Advances from borrowers for taxes and insurance	517,517	517,517	—	—	517,517
Accrued interest payable	100,076	100,076	—	—	100,076

13. FAIR VALUE DISCLOSURE MEASUREMENTS (Continued)

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

FHLB Stock

The carrying value of the FHLB stock is a reasonable estimate of fair value due to restrictions on the securities.

Loans Receivable

The fair values for one- to four-family residential loans are estimated using discounted cash flow analysis using fields from similar products in the secondary markets. The carrying amount of construction loans approximated its fair value given their short-term nature. The fair values of consumer and commercial loans are estimated using discounted cash flow analysis, using interest rates reported in various government releases and the Company’s own product pricing schedule for loans with terms similar to the Company’s. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on a national survey of similar loans.

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

14. CONCENTRATIONS OF CREDIT

The Company primarily grants loans to customers in southwestern Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector. All of the Company’s investments in municipal securities are obligations of state or political subdivisions located within Pennsylvania. As a whole, the Company’s loan and investment portfolios could be affected by the general economic conditions of Pennsylvania. In addition, as of September 30, 2013 and 2012, a significant portion of the Company’s “due from banks” was maintained with large financial institutions located in southwestern Pennsylvania. The Company maintains cash balances with financial institutions that exceed the $250,000 amount that is insured by the FDIC as of September 30, 2013 and 2012. Amounts in excess of insured limits were approximately $5,994,000 and $7,300,000 at September 30, 2013 and 2012, respectively. Of those amounts, approximately $1,614,000 and $491,000 respectively, were on deposit at the FHLB at September 30, 2013 and 2012.

15. CAPITAL REQUIREMENTS

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

As of September 30, 2013 and 2012, the Bank was not required to maintain a clearing balance requirement with the Federal Reserve Bank of Cleveland.

The Company may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account or the regulatory capital requirements imposed by federal and state regulations.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at September 30, 2013 and 2012:

						To be well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(in thousands)
As of September 30, 2013
Total capital (to risk-weighted assets)	$22,351	23.80%	>$	7,513	>8.00%	>$	9,391	>10.00%
Tier 1 capital (to risk-weighted assets)	21,176	22.55%	>	3,756	>4.00%	>	5,634	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,176	14.91%	>	5,682	>4.00%	>	7,102	>5.00%
As of September 30, 2012
Total capital (to risk-weighted assets)	$21,745	23.77%	>$	7,319	>8.00%	>$	9,149	>10.00%
Tier 1 capital (to risk-weighted assets)	20,620	22.54%	>	3,659	>4.00%	>	5,489	>6.00%
Core (Tier 1) capital (to adjusted total assets)	20,620	14.85%	>	5,528	>4.00%	>	6,909	>5.00%

Risk-based capital at September 30, 2013 and 2012, includes supplementary capital of $1,299,000 and $1,142,000, respectively, representing the general valuation portion of the allowance for loan losses.

The following is a reconciliation of Eureka Bank’s financial statement equity to regulatory capital as of September 30, 2013 and 2012:

	2013	2012
	(in thousands)
Total equity	$20,815	$20,672
Unrealized loss (gain) on securities available-for-sale	361	(1)
Deferred tax asset—disallowed portion	—	(51)

Tier 1 capital	21,176	20,620
Allowable allowances for loan and lease losses	1,175	1,125

Total risk-based capital	$22,351	$21,745

16. PARENT COMPANY

Following are condensed financial statements for Eureka Financial:

Condensed Balance Sheet

	2013	2012
Assets:
Cash and due from banks	$965,015	$1,625,029
Investment in subsidiary	20,814,525	20,672,426
ESOP loan	501,299	555,372
Other assets	64,991	64,697

Total Assets	$22,345,830	$22,917,524

Liabilities:
Accounts payable and accrued expenses	$359,630	$531,536

Total Liabilities	359,630	531,536

Stockholders’ Equity	21,986,200	22,385,988

Total Liabilities and Stockholders’ Equity	$22,345,830	$22,917,524

Condensed Statement of Income

	2013	2012
Interest Income:
Interest income	$18,016	$23,675
Dividend income from subsidiary bank	1,000,000	—

Total Interest Income	1,018,016	23,675

Non-Interest Expense:
Other expense	36,542	24,495

Total Non-Interest Expense	36,542	24,495

Income (loss) before equity in undistributed net income of subsidiary	981,474	(820)
Equity in undistributed net income of subsidiary	411,893	1,463,088

Net Income	$1,393,367	$1,462,268

Comprehensive Income	$1,030,954	$1,461,951

16. PARENT COMPANY (Continued)

Condensed Statement of Cash Flows

	Year Ended September 30,
	2013	2012
Operating Activities
Net income	$1,393,367	$1,462,268
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(411,893)	(1,463,088)
(Decrease) increase in unearned liability for restricted stock program	(79,128)	432,536
Other	3,397	132,334

Net cash provided by operating activities	905,743	564,050

Investing Activities
Decrease in loan due from subsidiary	54,073	55,528

Net cash provided by investing activities	54,073	55,528

Financing Activities
Payment of dividends	(411,047)	(369,426)
Retirement of common stock	(1,208,783)	(299,691)

Net cash used by financing activities	(1,619,830)	(669,117)

Decrease in cash and cash equivalents	(660,014)	(49,539)
Cash and Cash Equivalents at Beginning of Year	1,625,029	1,674,568

Cash and Cash Equivalents at End of Year	$965,015	$1,625,029