Form 10-Q
period 2013-12-31
Eureka Financial Corp.
filed 2014-02-13
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 11, 2014, there were 1,254,497 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	December 31,	September 30,
	2013	2013
Assets:
Cash and due from banks	$891,882	$587,444
Interest-bearing deposits in other banks	6,462,855	6,593,625

Cash and cash equivalents	7,354,737	7,181,069
Investment securities available for sale	6,175,355	6,291,877
Investment securities held to maturity (fair value of $2,503,483 and $2,586,765, respectively)	2,771,388	2,776,027
Mortgage-backed securities available for sale	7,880	8,834
Federal Home Loan Bank (“FHLB”) stock, at cost	457,400	237,400
Loans receivable, net of allowance for loan losses of $1,309,038 and $1,299,038, respectively	122,484,842	121,446,463
Premises and equipment, net	1,128,825	1,168,235
Deferred tax asset, net	996,111	941,624
Accrued interest receivable and other assets	1,142,005	898,472

Total Assets	$142,518,543	$140,950,001

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,268,782	$5,010,755
Interest bearing	107,634,971	112,446,667

Total deposits	112,903,753	117,457,422
Federal Home Loan Bank advances	5,500,000	—
Advances from borrowers for taxes and insurance	869,634	477,035
Accrued interest payable and other liabilities	1,063,902	1,029,344

Total Liabilities	120,337,289	118,963,801

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,254,497 shares outstanding at December 31, 2013; 1,255,819 shares outstanding at September 30, 2013	12,545	12,558
Paid-in capital	10,660,505	10,647,396
Retained earnings—substantially restricted	12,387,207	12,147,028
Accumulated other comprehensive loss	(433,585)	(361,394)
Unearned ESOP shares	(445,418)	(459,388)

Total Stockholders’ Equity	22,181,254	21,986,200

Total Liabilities and Stockholders’ Equity	$142,518,543	$140,950,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended
	December 31,
	2013	2012
Interest Income
Loans, including fees	$1,611,471	$1,576,952
Investment securities and other interest-earning assets:
Taxable	44,496	89,795
Tax exempt	21,021	16,215
Mortgage-backed securities	142	249

Total Interest Income	1,677,130	1,683,211

Interest Expense
Deposits	239,056	311,820
Federal Home Loan Bank advances	3,036	—

Total Interest Expense	242,092	311,820

Net Interest Income	1,435,038	1,371,391

Provision for Loan Losses	10,000	40,000

Net Interest Income after Provision for Loan Losses	1,425,038	1,331,391

Non-Interest Income
Fees on deposit accounts	8,274	9,833
Other income	16,348	26,414

Total Non-Interest Income	24,622	36,247

Non-Interest Expense
Salaries and benefits	519,046	474,460
Occupancy	87,908	106,482
Data processing	69,567	62,172
Professional fees	75,418	68,934
FDIC insurance premiums	16,500	16,898
Other	110,193	132,414

Total Non-Interest Expenses	878,632	861,360

Income Before Income Tax Provision	571,028	506,278
Income Tax Provision	205,399	173,163

Net Income	$365,629	$333,115

Earnings per Common Share—Basic and Diluted	$0.31	$0.27

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	For the Three Months Ended
	December 31,
	2013	2012
Net income	$365,629	$333,115
Other comprehensive loss:
Increase in unrealized losses on available for sale securities	(116,437)	(142)
Income tax effect	44,246	48

Other comprehensive loss, net of tax:	(72,191)	(94)

Total comprehensive income	$293,438	$333,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	Unrealized Losses		Unrealized Losses
	on Available for Sale		on Available for Sale
	Securities (a)		Securities (a)
Balance as of September 30, 2013	$(361,394)	Balance as of September 30, 2012	$1,019
Other comprehensive loss before reclassification	(72,191)	Other comprehensive loss before reclassification	(94)
Amount reclassified from accumulated other comprehensive income	—	Amount reclassified from accumulated other comprehensive income	—
Total other comprehensive loss	(77,257)	Total other comprehensive loss	143

Balance as of December 31, 2013	$(433,585)	Balance as of December 31, 2012	$925

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2013

(unaudited)

	Common Stock Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, September 30, 2013	1,255,819	$12,558	$10,647,396	$12,147,028	$(361,394)	$(459,388)	$21,986,200
Net income	—	—	—	365,629	—	—	365,629
Other comprehensive loss	—	—	—	—	(72,191)	—	(72,191)
Compensation expense related to restricted stock	—	—	19,782	—	—	—	19,782
Compensation expense related to stock options	—	—	4,335	—	—	—	4,335
ESOP shares owned	—	—	11,783	—	—	13,970	25,753
Purchase and retirement of common stock	(1,322)	(13)	(22,791)	—	—	—	(22,804)
Dividends on common stock ($.10 per share)	—	—	—	(125,450)	—	—	(125,450)

Balance, December 31, 2013	1,254,497	$12,545	$10,660,505	$12,387,207	$(433,585)	$(445,418)	$22,181,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$365,629	$333,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	39,410	12,480
Provision for loan losses	10,000	40,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(142)	(1,356)
Compensation expense for ESOP, restricted stock, and stock options	49,870	41,684
Deferred tax expense (benefit)	(10,241)	840
Decrease in accrued interest receivable	63,535	133,475
Decrease in other, net	(288,596)	(65,402)
Decrease in accrued interest payable	(8,898)	(6,593)

Net cash provided by operating activities	220,567	488,243

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	7,950,000
Purchase of investment securities held to maturity	—	(1,350,000)
Net paydowns in mortgage-backed securities	821	758
Purchase of FHLB stock	(320,000)	—
Redemption of FHLB stock	100,000	65,800
Net decrease in loans	792,893	17,170
Commercial leases purchased	(1,841,273)	(2,550,462)

Net cash (used for) provided by investing activities	(1,262,559)	4,133,266

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(4,553,669)	2,068,338
Net increases in FHLB borrowings	5,500,000	—
Net increase in advances from borrowers for taxes and insurance	392,599	284,991
Purchase and retirement of common stock	(22,804)	(116,625)
Payment of dividends	(100,466)	(105,431)

Net cash provided by financing activities	1,215,660	2,131,273

Net increase in cash and cash equivalents	173,668	6,752,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,181,069	8,109,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,354,737	$14,862,376

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$250,990	$318,413
Income taxes paid	$168,875	$—

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect Eureka Financial Corp.’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with the instructions to the SEC’s Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended September 30, 2013, as contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 20, 2013.

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Unallocated shares held by the Bank’s employee stock ownership plan are not deemed outstanding for earnings per share calculations. Diluted earnings per share is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options. The purchase and retirement of common shares are not deemed outstanding for earnings per share calculations.

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three months ended December 31, 2013 and 2012.

	For the Three
	Months Ended
	December 31,
	2013	2012
Weighted average common shares outstanding	1,254,928	1,327,354
Average unearned ESOP shares	(43,289)	(56,797)
Average unearned nonvested shares	(17,749)	(27,840)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,193,890	1,242,717
Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,038	1,038
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,376	2,376

Weighted average common shares and common stock equivalents used to calculate diluted earnings per share	1,197,304	1,246,131

Net income	$365,629	$333,115

Basic and diluted earnings per share	$0.31	$0.27

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the period ended December 31, 2013 and were included in the computation of diluted earnings per share.

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the period ended December 31, 2012 but were not included in the computation of diluted earnings per share because doing so would have been anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods provided.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Investment Securities

Investment securities available for sale consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$592,097	$—	$(39,817)	$552,280
U.S. government agency securities	6,247,853	—	(624,778)	5,623,075

	$6,839,950	$—	$(664,595)	$6,175,355

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$592,346	$—	$(43,894)	$548,452
U.S. government agency securities	6,247,825	—	(504,400)	5,743,425

	$6,840,171	$—	$(548,294)	$6,291,877

There were no sales of available for sale investment securities during the three months ended December 31, 2013 and 2012.

The amortized cost and fair value of securities available for sale at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized	Fair
	Cost	Value
Due after one year through five years	$292,097	$291,070
Due after ten years	6,547,853	5,884,285

	$6,839,950	$6,175,355

Investment securities held to maturity consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$2,021,388	$37,730	$(158,110)	$1,901,008
U.S. government agency securities	750,000	—	(147,525)	602,475

	$2,771,388	$37,730	$(305,635)	$2,503,483

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$2,026,027	$50,094	$(113,206)	$1,962,915
U.S. government agency securities	750,000	—	(126,150)	623,850

	$2,776,027	$50,094	$(239,356)	$2,586,765

U.S. government agency securities with carrying values of $1,026,575 and $1,074,700 at December 31, 2013 and September 30, 2013, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized	Fair
	Cost	Value
Due after five years through ten years	488,138	525,868
Due after ten years	2,283,250	1,977,615

	$2,771,388	$2,503,483

Temporarily impaired investments consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,333,900	$(153,960)	$593,520	$(43,967)	$1,927,420	$(197,927)
U.S. government agency securities	6,225,550	(772,303)	—	—	6,225,550	(772,303)

	$7,559,450	$(926,263)	$593,520	$(43,967)	$8,152,970	$(970,230)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,376,627	$(157,100)	$—	$—	$1,376,627	$(157,100)
U.S. government agency securities	6,367,275	(630,550)	—	—	6,367,275	(630,550)

	$7,743,902	$(787,650)	$—	$—	$7,743,902	$(787,650)

The Company reviews its position quarterly and has asserted that at December 31, 2013, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

Eureka Financial Corp. had 18 securities in an unrealized loss position at December 31, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 3 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,110	$73	$—	$1,183
Fannie Mae Certificates	6,178	519	—	6,697

	$7,288	$592	$—	$7,880

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,183	$91	$—	$1,274
Fannie Mae Certificates	6,923	637	—	7,560

	$8,106	$728	$—	$8,834

There were no sales of mortgage-backed securities during the three months ended December 31, 2013 and 2012 and there were no temporarily impaired mortgage-backed securities at December 31, 2013 or September 30, 2013. In addition, the Company had no securities in an unrealized loss position at December 31, 2013 or September 30, 2013.

The amortized cost and fair values of mortgage-backed securities at December 31, 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	December 31, 2013
	Amortized
	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	5,619	6,051
Due after five years through ten years	497	528
Due after ten years	1,172	1,301

	$7,288	$7,880

Note 4 — Loans

Major classifications of loans are as follows at December 31, 2013 and September 30, 2013:

	December 31,	September 30,
	2013	2013
One-to four-family real estate — owner occupied	$20,145,778	$20,484,626
One-to four-family real estate — non-owner occupied	34,866,007	32,747,845
Construction	2,181,989	3,847,052
Multi-family real estate	17,972,732	17,707,984
Commercial real estate	23,197,484	22,682,578
Home equity and second mortgages	1,152,584	1,235,098
Secured loans	181,657	188,561
Commercial leases and loans	20,065,876	20,074,035
Commercial lines of credit	4,307,661	4,029,645

	124,071,768	122,997,424
Plus:
Unamortized loan premiums	13,396	13,813
Less:
Unamortized loan fees and costs, net	(291,284)	(265,736)
Allowance for loan losses	(1,309,038)	(1,299,038)

	$122,484,842	$121,446,463

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

One- to four-family real estate loans include residential first mortgage loans originated by the Bank in the greater Pittsburgh metropolitan area. We currently originate fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80%, unless they fall into our first-time homebuyer program in our CRA Assessment Area, and then the maximum loan-to-value ratio can extend up to 95%. Due to our stringent underwriting, historical losses, and location of the majority of the portfolio, the Bank’s risk on this segment of the portfolio is considered minimal.

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

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Bank than the one- to four-family real estate loans and therefore are originated with a term of up to 20 years and a maximum loan-to-value ratio of 75%. Different risk factors are taken into consideration when originating these loans such as whether the property is owner or non-owner occupied, location, the strength of the borrower, rent rolls and total lending relationship with the borrower(s).

Commercial real estate loans consist of loans that are originated where a commercial property is being used as collateral. These loans also produce a higher risk to the Bank and have the same maximum terms and loan-to-value ratios as the multi-family loans. The risks associated with these loans are affected by economic conditions, location, strength of the borrower, rent rolls and potential resale value should foreclosure become necessary.

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

Credit Quality

The Bank’s risk rating system is made up of five loan grades (1, 2, 3, 4 and 5). A description of the general characteristics of the risk grades follows:

Rating 1 — Pass

Rating 1 has asset risks ranging from excellent low risk to acceptable. This rating considers a customer’s history of earnings, cash flow, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.

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

Rating 5 — Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable. Credit quality indicators as of December 31, 2013 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One-to four-family real estate non-owner occupies	$34,575,328	$290,679	$—	$—	$—	$34,866,007
Construction	2,181,989	—	—	—	—	2,181,989
Multi-family real estate	17,972,732	—	—	—	—	17,972,732
Commercial real estate	23,197,484	—	—	—	—	23,197,484
Commercial leases and loans	19,996,555	69,321	—	—	—	20,065,876
Commercial lines of credit	3,719,389	164,355	423,917	—	—	4,307,661

	$101,643,477	$524,355	$423,917	$—	$—	$102,591,749

Credit quality indicators as of September 30, 2013 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One-to four-family real estate non-owner occupies	$32,729,621	$18,224	$—	$—	$—	$32,747,845
Construction	3,847,052	—	—	—	—	3,847,052
Multi-family real estate	17,707,984	—	—	—	—	17,707,984
Commercial real estate	22,682,578	—	—	—	—	22,682,578
Commercial leases and loans	19,880,846	193,189	—	—	—	20,074,035
Commercial lines of credit	3,441,048	164,680	423,917	—	—	4,029,645

	$100,289,129	$376,093	$423,917	$—	$—	$101,089,139

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity as of December 31, 2013 and September 30, 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	December 31, 2013
	Nonperforming	Performing
	Loans	Loans	Total
One-to four-family real estate — owner occupied	$36,977	$20,108,801	$20,145,778
Home equity and second mortgages	—	1,152,584	1,152,584
Secured loans	—	181,657	181,657

	$36,977	$21,443,042	$21,480,019

	September 30, 2013
	Nonperforming	Performing
	Loans	Loans	Total
One-to four-family real estate — owner occupied	$—	$20,484,626	$20,484,626
Home equity and second mortgages	—	1,235,098	1,235,098
Secured loans	—	188,561	188,561

	$—	$21,908,285	$21,908,285

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were two impaired loans as of December 31, 2013, with no related allowance. The Company did not recognize any interest income from these loans for the three month period ended December 31, 2013. There were two impaired loans at September 30, 2013.

			Impaired Loans
	Impaired Loans with Specific		with No Specific
	Allowance		Allowance		Total Impaired Loans
					Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
December 31, 2013
Commercial leases and loans	$—	$—	$442,494	$442,494	$438,593	$440,544	$—
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$866,411	$866,411	$862,510	$864,461	$—

			Impaired Loans
	Impaired Loans with Specific		with No Specific
	Allowance		Allowance		Total Impaired Loans
					Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
September 30, 2013
Commercial leases and loans	$—	$—	$442,494	$442,494	$442,494	$453,946	$7,447
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$866,411	$866,411	$866,411	$877,863	$7,447

The Bank did not have any TDRs in the period ended December 30, 2013 nor did it have any TDRs within the year ended September 30, 2013 that then defaulted.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2013:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to four-family real estate owner occupied	$725,225	$—	$36,977	$762,202	$19,383,576	$20,145,778	$36,977
One-to four-family real estate non-owner occupied	272,707	—	—	272,707	34,593,300	34,866,007	—
Construction	—	—	—	—	2,181,989	2,181,989	—
Multi-family real estate	—	—	—	—	17,972,732	17,972,732	—
Commercial real estate	—	—	—	—	23,197,484	23,197,484	—
Home equity and second mortgages	—	—	—	—	1,152,584	1,152,584	—
Secured loans	—	—	—	—	181,657	181,657	—
Commercial leases and loans	—	—	—	—	20,065,876	20,065,876	438,593
Commercial lines of credit	—	—	423,917	423,917	3,883,744	4,307,661	423,917

	$997,932	$—	$460,894	$1,458,826	$122,612,942	$124,071,768	$899,487

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to four-family real estate owner occupied	$116,259	$60,242	$—	$176,501	$20,308,125	$20,484,626	$—
One-to four-family real estate non-owner occupied	—	—	—	—	32,747,845	32,747,845	—
Construction	—	—	—	—	3,847,052	3,847,052	—
Multi-family real estate	—	—	—	—	17,707,984	17,707,984	—
Commercial real estate	—	—	—	—	22,682,578	22,682,578	—
Home equity and second mortgages	—	18,987	—	18,987	1,216,111	1,235,098	—
Secured loans	—	—	—	—	188,561	188,561	—
Commercial leases and loans	193,190	—	—	193,190	19,880,845	20,074,035	442,494
Commercial lines of credit	—	—	423,917	423,917	3,605,728	4,029,645	423,917

	$309,449	$79,229	$423,917	$812,595	$122,184,829	$122,997,424	$866,411

Eureka Bank primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Bank maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at December 31, 2013 and September 30, 2013 were approximately $899,000 and $866,000, respectively. The foregone interest on non-accrual loans was approximately $46,350 and $24,288 for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 30, 2013, there were no loans that were 90 days or more delinquent and still accruing interest.

The following table details the allowance for loan losses and loan receivable balances at December 31, 2013 and September 30, 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four-family real estate - owner occupied	One-to four-family real estate - non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(5,130)	14,877	1,675	2,118	(7,809)	(499)	—	(244)	3,200	1,812	10,000

Ending balance 12/31/13	$151,845	$282,772	$21,110	$143,801	$262,131	$6,972	$—	$246,734	$49,581	$144,092	$1,309,038

Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(71)	3,301	(386)	5,676	5,131	(183)	—	7,435	8,116	10,981	40,000

Ending balance 12/31/12	$114,135	$309,379	$4,096	$133,300	$245,634	$6,755	$—	$250,076	$68,876	$49,787	$1,182,038

Allowance for credit losses:
Ending balance 12/31/2013	$151,845	$282,772	$21,110	$143,801	$262,131	$6,972	$—	$246,734	$49,581	$144,092	$1,309,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$151,845	$282,772	$21,110	$143,801	$262,131	$6,972	$—	$246,734	$49,581	$144,092	$1,309,038

Loans receivables:
Ending balance 12/31/2013	$20,145,778	$34,866,007	$2,181,989	$17,972,732	$23,197,484	$1,152,584	$181,657	$20,065,876	$4,307,661	$—	$124,071,768

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$438,593	$423,917	$—	$862,510

Ending balance: collectively evaluated for impairment	$20,145,778	$34,866,007	$2,181,989	$17,972,732	$23,197,484	$1,152,584	$181,657	$19,627,283	$3,883,744	$—	$123,209,258

Allowance for credit losses:
Ending balance 9/30/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Loans receivables:
Ending balance 9/30/2013	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$20,074,035	$4,029,645	$—	$122,997,424

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$442,494	$423,917	$—	$866,411

Ending balance: collectively evaluated for impairment	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$19,631,541	$3,605,728	$—	$122,131,013

Note 5 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at December 31, 2013 and September 30, 2013 was approximately $11,035,000 and $10,726,000, respectively, with interest rates from 2.25% to 6.75%. Fixed rate loan commitments at December 31, 2013 and September 30, 2013 were approximately $4,003,000 and $3,256,000, respectively, with fixed rates of interest ranging from 3.25% to 6.75% and 3.75% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and September 30, 2013 are as follows:

	December 31, 2013
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$7,880	$—	$7,880
Obligations of states and political subdivisions available for sale	—	552,280	—	552,280
U.S. government agency securities available for sale	—	5,623,075	—	5,623,075

	$—	$6,183,235	$—	$6,183,235

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$8,834	$—	$8,834
Obligations of states and political subdivisions available for sale	—	548,452	—	548,452
U.S. government agency securities available for sale	—	5,743,425	—	5,743,425

	$—	$6,300,711	$—	$6,300,711

The following table presents the financial assets measured at fair value on a recurring basis as of December 31, 2013 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	December 31, 2013
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$862,510	$862,510

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank uses Level III inputs to determine fair value:

	Quantative Information about Level III Fair Value Measurements
				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Inputs	Average)
Impaired Loans	$438,593	Discounted cash flow	Probability of default	—
	423,917	Fair Value of collateral (1)	Appraisal adjustments (2)	20%

	$862,510

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at December 31, 2013 and September 30, 2013:

	December 31, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$7,354,737	$7,354,737	$—	$—	$7,354,737
Investment securities available for sale	6,175,355	—	6,175,355	—	6,175,355
Investment securities held to maturity	2,771,388	—	2,508,849	—	2,508,849
Mortgage-backed securities available for sale	7,880	—	7,880	—	7,880
Federal Home Loan Bank stock	457,400	457,400	—	—	457,400
Loans receivable, net	122,484,842	—	—	127,848,000	127,848,000
Accrued interest receivable	458,078	458,078	—	—	458,078
Financial liabilities:
Deposits	$112,903,753	$48,953,045	$—	$63,902,000	$112,855,045
Advances from borrowers for taxes and insurance	869,634	869,634	—	—	869,634
Accrued interest payable	74,748	74,748	—	—	74,748

	September 30, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$7,181,069	$7,181,069	$—	$—	$7,181,069
Investment securities available for sale	6,291,877	—	6,291,877	—	6,291,877
Investment securities held to maturity	2,776,027	—	2,586,865	—	2,586,765
Mortgage-backed securities available for sale	8,834	—	8,834	—	8,834
Federal Home Loan Bank stock	237,400	237,400	—	—	237,400
Loans receivable, net	121,446,463	—	—	127,426,461	127,426,461
Accrued interest receivable	521,613	521,613	—	—	521,613
Financial liabilities:
Deposits	$117,457,422	$49,726,623	$—	$67,762,800	$117,489,423
Advances from borrowers for taxes and insurance	477,035	477,035	—	—	477,035
Accrued interest payable	83,646	83,646	—	—	83,646

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

The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account established in connection with the Bank’s “second-step” conversion or the regulatory capital requirements imposed by federal and state regulations.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at December 31, 2013 and September 30, 2013:

	Actual		For Capital Adequacy Purposes				To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount			Ratio	Amount		Ratio
	(in thousands)
As of December 31, 2013
Total capital (to risk-weighted assets)	$22,880	23.68%	>	$7,730	>	8.00%	>	$9,663	>	10.00%
Tier 1 capital (to risk-weighted assets)	21,571	22.32%	>	3,865	>	4.00%	>	5,798	>	6.00%
Core (Tier 1) capital (to adjusted total assets)	21,571	15.04%	>	5,739	>	4.00%	>	7,173	>	5.00%
As of September 30, 2013
Total capital (to risk-weighted assets)	$22,351	23.80%	>	$7,513	>	8.00%	>	$9,391	>	10.00%
Tier 1 capital (to risk-weighted assets)	21,176	22.55%	>	3,756	>	4.00%	>	5,634	>	6.00%
Core (Tier 1) capital (to adjusted total assets)	21,176	14.91%	>	5,682	>	4.00%	>	7,102	>	5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
	(in thousands)	(in thousands)
Total equity	$21,137	$20,815
Unrealized loss (gain) on securities available-for-sale	434	361
Deferred tax asset — disallowed portion	—	—

Tier 1 capital	$21,571	21,176
Allowable allowances for loan and lease losses	1,309	1,175

Total risk-based capital	$22,880	$22,351

Note 8 — Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-01, Investments — Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this ASU affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1.) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2.) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3.) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this ASU are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 20, 2013, under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Assets increased $1.2 million, or 0.9%, to $142.2 million at December 31, 2013 from $141.0 million at September 30, 2013, primarily due to a $1.0 million increase in loans receivable, a $220,000 increase in FHLB stock, a $174,000 increase in cash and cash equivalents, offset by an $117,000 decrease in investment securities available for sale. The increase in loans was primarily due to a $2.1 million increase in one-to four-family real estate — non-owner occupied loans, a $515,000 increase in commercial real estate loans, a $278,000 increase in commercial lines of credit, offset by a $1.7 million decrease in construction loans, a $339,000 decrease in one-to four-family real estate — owner occupied loans, and an $83,000 decrease in home equity and second mortgage loans. The increases were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were three non-accrual loans at December 31, 2013 totaling $899,000, or 0.72% of total loans, compared to two loans totaling $866,000, or 0.58% of total net loans, at September 30, 2013. The non-accrual loan total for December 31, 2013 consisted of a $37,000 one-to four-family real estate loan, a $424,000 commercial line of credit, and a commercial lease totaling $439,000. The non-accrual loans at September 30, 2013 were a commercial line of credit totaling $424,000 and a commercial lease totaling $442,000.

Total liabilities increased by $1.0 million, or 0.8%, to $120.0 million at December 31, 2013 from $119.0 million at September 30, 2013. This increase was primarily attributable to an increase in FHLB borrowings of $5.5 million, offset by a $4.6 million, or 3.9%, decrease in deposits, a $400,000 increase in advances from borrowers for taxes and insurance, and a $300,000 decrease in other liabilities. The decrease in deposits was primarily due to a $3.3 million decrease in certificates of deposits during the period.

Stockholders’ equity increased $195,000 to $22.2 million at December 31, 2013 from $22.0 million at September 30, 2013. The increase was primarily the result of net income totaling $366,000, $26,000 related to the ESOP and $24,000 related to stock benefit plans, offset by dividends totaling $126,000, a $72,000 decrease in the accumulated other comprehensive loss, and the purchase of 1,322 shares at a cost of $23,000 during the period.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Overview.

	Three Months Ended
	December 31,
	2013	2012
	(Dollars in thousands, except
	per share amounts)
Net income	$366	$333
Basic and diluted earnings per share	0.31	0.27
Average equity to average assets	15.32%	16.22%

The increase in net income for the three months ended December 31, 2013 was primarily attributable to a $70,000 decrease in interest expense and a $30,000 decrease in the provision for loan losses, offset by a $32,000 increase in income taxes, a $12,000 decrease in non-interest income, a $17,000 increase in non-interest expenses and a $6,000 decrease in interest income.

Net Interest Income. Net interest income increased $67,000. For the three month period ended December 31, 2013, higher net interest income was the result of a $73,000 decrease in deposit interest expense, offset by a $6,000 decrease in interest income and a $3,000 increase in FHLB borrowing expense.

The increase in net interest income resulted from a $9.5 million increase in the average balance of loans, offset by a $5.5 million decrease in the average balance of investment securities along with a four basis point decrease in the average yield of interest earning assets, offset by a seven basis point decrease in the average cost of interest bearing liabilities. The decrease in total interest expense for the three-month period ended December 31, 2013 was primarily attributable to a $6.0 million decrease in the average balance of certificates of deposits and a six basis point decrease in their average cost.

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

	Three Months Ended
	December 31, 2013
	Compared to
	Three Months Ended
	December 31, 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest Income:
Loans receivable	$(92)	$126	$34
Investment securities	(15)	(25)	(40)

Total interest-earning assets	(107)	101	(6)

Interest Expense:
NOW and money market accounts	(2)	1	(1)
Passbook and club accounts	(2)	—	(2)
IRA accounts	(9)	(2)	(11)
Certificates of deposit	(37)	(22)	(59)
Other liabilities	2	1	3

	(48)	(22)	(70)

Net change in net interest income	$(59)	$123	$64

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2013 was $10,000 compared to $40,000 for the comparable 2012 period. The decrease in the provision in the 2013 period was necessary in order to maintain the allowance for loan losses as a percent of total loans ratio at 1.06%, which management believes is sufficient considering the level of non-performing loans and the absence of charge-offs.

There was $899,000 in non-accruing loans at December 31, 2013 compared to $866,000 at September 30, 2013. There were no net charge-offs for the three months ended December 31, 2013 and 2012.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three months ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,
	2013	2012	$ Change	% Change
Fees on deposit accounts	$8,274	$9,833	$(1,559)	(15.9%)
Other income	16,348	26,414	(10,066)	(38.1%)

Total non-interest income	$24,622	$36,247	$(11,625)	(32.1%)

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three months ended December 31, 2013 and 2012.

	Three Months Ended
	December 31,
	2013	2012	$ Change	% Change
Salaries and benefits	$519,046	$474,460	$44,586	9.4%
Occupancy	87,908	106,482	(18,574)	(17.4%)
Data processing	69,557	62,172	7,385	11.9%
Professional fees	75,418	68,934	6,484	9.4%
FDIC insurance premiums	16,500	16,898	(398)	(2.4%)
Other	110,193	132,414	(22,221)	(16.8%)

Total non-interest expense	$878,622	$861,360	$17,262	2.0%

Salaries and benefits expense increased $45,000 for the three months ended December 31, 2013 due primarily to a $27,000 increase in salary and benefits expense, a $10,000 increase in retirement fund contributions and an $8,000 increase related to the ESOP. Occupancy expense decreased $19,000 due to lower furniture and fixtures expense. Data processing expense increased due to a $7,000 increase in vendor costs. Other expense decreased $22,000 due primarily to the write-off of a $20,000 uncollectible account receivable in the three-month period ended December 31, 2012.

Income Taxes. Income tax expense was $205,000 for the three months ended December 31, 2013 compared to $173,000 for the comparable period in 2012. The increase in income tax expense in the 2013 period was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at 38%.

Liquidity and Capital Resources

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, FHLB advances, loan repayments and maturities of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $7.4 million. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $68.0 million from the Federal Home Loan Bank of Pittsburgh. At December 31, 2013, we had $5.5 million Federal Home Loan Bank advances outstanding.

At December 31, 2013, we had $11.0 million in loan commitments outstanding, which consisted of commitments to grant $1.9 million in loans and $1.1 million in commercial leases. At December 31, 2013, we had $5.5 million in undisbursed lines of credit, $2.1 million in undisbursed construction loans and $400,000 in undisbursed loans in process.

Certificates of deposit due within one year of December 31, 2013 totaled $32.2 million, representing 52.2% of certificates of deposit, and 28.5% of total deposits at December 31, 2013. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At December 31, 2013, the Company had $900,000 in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of December 31, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 23.57%, 22.32% and 15.04%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At December 31, 2013, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 5 to the consolidated financial statements included in this Form 10-Q and in the Company’s audited consolidated financial statements for the year ended September 30, 2013.

For the three months ended December 31, 2013, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the SEC on December 20, 2013. As of December 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			as Part of	Yet To Be
	(a) Total	(b) Average	Publically	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs (1)
October 1 through October 31	1,322	$17.25	1,322	40,717
November 1 through November 30	—	—	—	40,717
December 1 through December 31	—	—	—	40,717

Total	1,322		1,322

(1)	On February 22, 2012, the Board of Directors of the Company authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: February 13, 2014	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: February 13, 2014	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)