Form 10-Q
period 2014-03-31
Eureka Financial Corp.
filed 2014-05-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 1,247,470 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31,	September 30,
	2014	2013
Assets:
Cash and due from banks	$623,511	$587,444
Interest-bearing deposits in other banks	6,340,115	6,593,625

Cash and cash equivalents	6,963,626	7,181,069
Investment securities available for sale	7,726,371	6,291,877
Investment securities held to maturity (fair value of $2,657,369 and $2,586,765, respectively)	2,771,749	2,776,027
Mortgage-backed securities available for sale	7,088	8,834
Federal Home Loan Bank (“FHLB”) stock, at cost	457,400	237,400
Loans receivable, net of allowance for loan losses of $1,324,038 and $1,299,038, respectively	124,648,954	121,446,463
Premises and equipment, net	1,139,156	1,168,235
Deferred tax asset, net	896,129	941,624
Accrued interest receivable and other assets	1,332,226	898,472

Total Assets	$145,942,699	$140,950,001

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,829,468	$5,010,755
Interest bearing	110,699,519	112,446,667

Total deposits	116,528,987	117,457,422
FHLB advances	5,500,000	—
Advances from borrowers for taxes and insurance	274,632	477,035
Accrued interest payable and other liabilities	1,116,637	1,029,344

Total Liabilities	123,420,256	118,963,801

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,247,470 shares outstanding at March 31, 2014; 1,255,819 shares outstanding at September 30, 2013	12,475	12,558
Paid-in capital	10,570,249	10,647,396
Retained earnings—substantially restricted	12,608,578	12,147,028
Accumulated other comprehensive loss	(237,865)	(361,394)
Unearned ESOP shares	(430,994)	(459,388)

Total Stockholders’ Equity	22,522,443	21,986,200

Total Liabilities and Stockholders’ Equity	$145,942,699	$140,950,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$1,615,305	$1,614,933	$3,226,776	$3,191,885
Investment securities and other interest-earning assets:
Taxable	45,515	60,285	90,011	150,080
Tax exempt	24,089	19,397	45,110	35,612
Mortgage-backed securities	127	234	269	483

Total Interest Income	1,685,036	1,694,849	3,362,166	3,378,060

Interest Expense
Deposits	208,686	293,493	447,742	605,313
FHLB advances	3,580	—	6,616	—

Total Interest Expense	212,266	293,493	454,358	605,313

Net Interest Income	1,472,770	1,401,356	2,907,808	2,772,747
Provision for Loan Losses	15,000	42,000	25,000	82,000

Net Interest Income after Provision for Loan Losses	1,457,770	1,359,356	2,882,808	2,690,747

Non-Interest Income
Fees on deposit accounts	7,472	8,226	15,746	18,059
Other income	8,572	8,332	24,920	34,746

Total Non-Interest Income	16,044	16,558	40,666	52,805

Non-Interest Expense
Salaries and benefits	543,142	511,913	1,062,188	986,373
Occupancy	91,796	86,023	179,704	192,505
Data processing	64,122	61,795	133,689	123,967
Professional fees	83,961	71,701	159,379	140,635
FDIC insurance premiums	17,050	15,510	33,550	32,408
Other	139,163	116,005	249,356	248,419

Total Non-Interest Expenses	939,234	862,947	1,817,866	1,724,307

Income Before Income Tax Provision	534,580	512,967	1,105,608	1,019,245
Income Tax Provision	188,462	172,563	393,861	345,726

Net Income	$346,118	$340,404	$711,747	$673,519

Earnings per Common Share - Basic and Diluted	$0.29	$0.28	$0.60	$0.54

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$346,118	$340,404	$711,747	$673,519
Other comprehensive income (loss):
Decrease (increase) in unrealized losses on available for sale securities	303,601	(7,610)	187,164	(7,752)
Income tax effect	(103,224)	2,588	(63,635)	2,636

Other comprehensive income (loss), net of tax:	200,377	(5,022)	123,529	(5,116)

Total comprehensive income	$546,495	$335,382	$835,276	$668,403

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2014

(unaudited)

	Common Stock Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, September 30, 2013	1,255,819	$12,558	$10,647,396	$12,147,028	$(361,394)	$(459,388)	$21,986,200
Net income	—	—	—	711,747	—	—	711,747
Other comprehensive income	—	—	—	—	123,529	—	123,529
Compensation expense related to restricted stock	—	—	39,564	—	—	—	39,564
Compensation expense related to stock options	—	—	8,670	—	—	—	8,670
Compensation expense on ESOP	—	—	24,076	—	—	28,394	52,470
Retirement of common stock	(8,349)	(83)	(149,457)	—	—	—	(149,540)
Dividends on common stock ($.20 per share)	—	—	—	(250,197)	—	—	(250,197)

Balance, March 31, 2014	1,247,470	$12,475	$10,570,249	$12,608,578	$(237,865)	$(430,994)	$22,522,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$711,747	$673,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	75,901	47,729
Provision for loan losses	25,000	82,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	2,153	512
Compensation expense for ESOP, restricted stock, and stock options	100,704	90,969
(Increase) decrease in deferred tax expense	(18,140)	1,293
(Increase) decrease in accrued interest receivable	(32,680)	102,764
Increase in other assets	(151,076)	(208,136)
Decrease in accrued interest payable	(10,613)	(13,952)
(Decrease) increase in retirement fund obligation	(115,707)	121,000
(Increase) decreas in accrued federal income tax	(249,998)	24,516
Increase in other liabilities	213,613	157,445

Net cash provided by operating activities	550,904	1,079,659

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	10,200,000
Purchase of investment securities available for sale	(1,250,000)	(2,250,000)
Purchase of investment securities held to maturity	—	(1,350,000)
Net paydowns in mortgage-backed securities	1,541	1,626
Purchase of FHLB stock	(320,000)	—
Redemption of FHLB stock	100,000	130,100
Net increase in loans	(54,932)	(1,320,000)
Commercial leases purchased	(3,172,559)	(4,574,340)
Premises and equipment expenditures	(46,822)	(44,301)

Net cash (used for) provided by investing activities	(4,737,772)	793,085

FINANCING ACTIVITIES
Net (decrease) increase in deposit accounts	(928,435)	874,403
Net increases in FHLB borrowings	5,500,000	—
Net decrease in advances from borrowers for taxes and insurance	(202,403)	(88,224)
Retirement of common stock	(149,540)	(470,250)
Payment of dividends	(250,197)	(105,431)

Net cash provided by financing activities	3,969,425	210,498

Net (decrease) increase in cash and cash equivalents	(217,443)	2,083,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,181,069	8,109,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,963,626	$10,192,836

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$464,971	$619,265
Income taxes paid	$612,000	$155,000

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

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by weighted-average shares outstanding. Unallocated shares held by the Bank’s employee stock ownership plan are not deemed outstanding for earnings per share calculations. Diluted earnings per share is computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options. Common shares that have been repurchased are not deemed outstanding for earnings per share calculations.

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three and six months ended March 31, 2014 and 2013.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding	1,251,814	1,310,961	1,252,149	1,317,270
Average unearned ESOP shares	(41,763)	(47,871)	(42,534)	(56,042)
Average unearned nonvested shares	(16,739)	(21,646)	(17,392)	(22,446)

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,193,312	1,241,444	1,192,223	1,238,782

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,096	3,212	454	668
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,813	—	1,471	—

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,197,221	1,244,656	1,194,148	1,239,450

Basic and diluted earnings per share	$0.29	$0.28	$0.60	$0.54

During the three and six month periods ended March 31, 2014, options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the period and were included in the computation of diluted earnings per share.

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the three and six month periods ended March 31, 2013 but were not included in the computation of diluted earnings per share because doing so would have been anti-dilutive as the weighted average exercise price was in excess of the weighted average market values for the periods presented.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Accumulated Other Comprehensive Income

The following table presents the changes in accumulated comprehensive income by component net of tax for the three and six month periods ended March 31, 2014:

	Unrealized Losses on Available for Sale Securities (a)		Unrealized Losses on Available for Sale Securities (a)
Balance as of December 31, 2013	$(433,585)	Balance as of September 30, 2013	$(361,394)
Other comprehensive loss before reclassification	195,720	Other comprehensive loss before reclassification	123,529
Amount reclassified from accumulated	—	Amount reclassified from accumulated	—
other comprehensive income	—	other comprehensive income	—
Total other comprehensive loss	195,720	Total other comprehensive loss	123,529

Balance as of March 31, 2014	$(237,865)	Balance as of March 31, 2014	$(237,865)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Note 3 — Investment Securities

Investment securities available for sale consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$591,848	$128	$(19,715)	$572,261
U.S. government agency securities	7,495,444	2,338	(343,672)	7,154,110

	$8,087,292	$2,466	$(363,387)	$7,726,371

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$592,346	$—	$(43,894)	$548,452
U.S. government agency securities	6,247,825	—	(504,400)	5,743,425

	$6,840,171	$—	$(548,294)	$6,291,877

There were no sales of available for sale investment securities during the three or six months ended March 31, 2014 or 2013.

The amortized cost and fair value of securities available for sale at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized	Fair
	Cost	Value
Due after one year through five years	$291,848	$291,701
Due after ten years	7,795,444	7,434,670

Total	$8,087,292	$7,726,371

Investment securities held to maturity consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,021,749	$58,939	$(56,019)	$2,024,669
U.S. government agency securities	750,000	—	(117,300)	632,700

Total	$2,771,749	$58,939	$(173,319)	$2,657,369

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,026,027	$50,094	$(113,206)	$1,962,915
U.S. government agency securities	750,000	—	(126,150)	623,850

Total	$2,776,027	$50,094	$(239,356)	$2,586,765

U.S. government agency securities with carrying values of $7,495,444 and $1,074,700 at March 31, 2014 and September 30, 2013, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized	Fair
	Cost	Value
Due after five years through ten years	$488,189	$536,599
Due after ten years	2,283,560	2,120,770

Total	$2,771,749	$2,657,369

Temporarily impaired investments consisted of the following at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$714,065	$(28,847)	$596,530	$(46,887)	$1,310,595	$(75,734)
U.S. government agency securities	6,536,760	(460,972)	—	—	6,536,760	(460,972)

	$7,250,825	$(489,819)	$596,530	$(46,887)	$7,847,355	$(536,706)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,376,627	$(157,100)	$—	$—	$1,376,627	$(157,100)
U.S. government agency securities	6,367,275	(630,550)	—	—	6,367,275	(630,550)

	$7,743,902	$(787,650)	$—	$—	$7,743,902	$(787,650)

The Company reviews its position quarterly and has asserted that at March 31, 2014, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 13 securities in an unrealized loss position at March 31, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$1,025	$46	$—	$1,071
Fannie Mae Certificates	5,544	473	—	6,017

	$6,569	$519	$—	$7,088

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$1,183	$91	$—	$1,274
Fannie Mae Certificates	6,923	637	—	7,560

	$8,106	$728	$—	$8,834

There were no sales of mortgage-backed securities during the six months ended March 31, 2014 and 2013 and there were no temporarily impaired mortgage-backed securities at March 31, 2014 or September 30, 2013. In addition, the Company had no securities in an unrealized loss position at March 31, 2014 or September 30, 2013.

The amortized cost and fair values of mortgage-backed securities at March 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	March 31, 2014
	Amortized	Fair
	Cost	Value
Due after one year through five years	$4,951	$5,309
Due after five years through ten years	484	507
Due after ten years	1,134	1,272

	$6,569	$7,088

Note 5 — Loans

Major classifications of loans are as follows at March 31, 2014 and September 30, 2013:

	March 31	September 30,
	2014	2013
One-to four-family real estate—owner occupied	$20,257,019	$20,484,626
One-to four-family real estate—non-owner occupied	36,028,681	32,747,845
Construction	2,372,792	3,847,052
Multi-family real estate	18,964,017	17,707,984
Commercial real estate	23,232,252	22,682,578
Home equity and second mortgages	1,828,690	1,235,098
Secured loans	173,221	188,561
Commercial leases and loans	19,120,338	20,074,035
Commercial lines of credit	4,281,443	4,029,645

	126,258,453	122,997,424
Plus:
Unamortized loan premiums	12,984	13,813
Less:
Unamortized loan fees and costs, net	(298,445)	(265,736)
Allowance for loan losses	(1,324,038)	(1,299,038)

	$124,648,954	$121,446,463

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

Rating 5 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable. Credit quality indicators as of March 31, 2014 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One-to four-family real estate non-owner occupied	$35,900,265	$128,416	$—	$—	$—	$36,028,681
Construction	2,304,504	68,288	—	—	—	2,372,792
Multi-family real estate	18,964,017	—	—	—	—	18,964,017
Commercial real estate	23,232,252	—	—	—	—	23,232,252
Commercial leases and loans	18,690,349	—	429,989	—	—	19,120,338
Commercial lines of credit	3,693,467	164,059	423,917	—	—	4,281,443

	$102,784,854	$360,763	$853,906	$—	$—	$103,999,523

Credit quality indicators as of September 30, 2013 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One-to four-family real estate non-owner occupied	$31,654,257	$18,224	$—	$—	$—	$31,672,481
Construction	3,847,052	—	—	—	—	3,847,052
Multi-family real estate	17,707,984	—	—	—	—	17,707,984
Commercial real estate	22,682,578	—	—	—	—	22,682,578
Commercial leases and loans	19,880,846	193,189	—	—	—	20,074,035
Commercial lines of credit	3,441,048	164,680	423,917	—	—	4,029,645

	$99,213,765	$376,093	$423,917	$—	$—	$100,013,775

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity as of March 31, 2013 and September 30, 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	March 31, 2014
	Nonperforming	Performing
	Loans	Loans	Total
One-to four-family real estate—owner occupied	$36,712	$20,220,307	$20,257,019
Home equity and second mortgages	—	1,828,690	1,828,690
Secured loans	—	173,221	173,221

	$36,712	$22,222,218	$22,258,930

	September 30, 2013
	Nonperforming	Performing
	Loans	Loans	Total
One-to four-family real estate—owner occupied	$—	$20,484,626	$20,484,626
Home equity and second mortgages	—	1,235,098	1,235,098
Secured loans	—	188,561	188,561

	$—	$21,908,285	$21,908,285

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were two impaired loans as of March 31, 2014, with no related allowance. The Company did not recognize any interest income from these loans for the three and six month period ended March 31, 2014. There were two impaired loans at September 30, 2013.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
					Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
March 31, 2014
Commercial leases and loans	$—	$—	$429,989	$429,989	$429,989	$436,242	$—
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$853,906	$853,906	$853,906	$860,159	$—

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
					Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
September 30, 2013
Commercial leases and loans	$—	$—	$442,494	$442,494	$442,494	$453,946	$7,447
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$866,411	$866,411	$866,411	$877,863	$7,447

The Bank did not modify any loans that resulted in a TDR in the period ended March 31, 2014 nor did it have any TDRs within the year ended September 30, 2013 that then defaulted during the six months ended March 31, 2014.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate—owner occupied	$605,421	$—	$36,712	$642,133	$19,614,886	$20,257,019	$36,712
One-to four family real estate non-owner occupied	128,416	—	—	128,416	35,900,265	36,028,681	—
Construction	—	—	—	—	2,372,792	2,372,792	—
Multi-family real estate	—	—	—	—	18,964,017	18,964,017	—
Commercial real estate	—	—	—	—	23,232,252	23,232,252	—
Home equity and second mortgages	—	—	—	—	1,828,690	1,828,690	—
Secured loans	—	—	—	—	173,221	173,221	—
Commercial leases and loans	—	—	—	—	19,120,338	19,120,338	429,989
Commercial lines of credit	—	—	423,917	423,917	3,857,526	4,281,443	423,917

	$733,837	$—	$460,629	$1,194,466	$125,063,987	$126,258,453	$890,618

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Nonaccrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans
One-to four-family real estate owner occupied	$116,259	$60,242	$—	$176,501	$20,308,125	$20,484,626	$—
One-to four family real estate non-owner occupied	—	—	—	—	32,747,845	32,747,845	—
Construction	—	—	—	—	3,847,052	3,847,052	—
Multi-family real estate	—	—	—	—	17,707,984	17,707,984	—
Commercial real estate	—	—	—	—	22,682,578	22,682,578	—
Home equity and second mortgages	—	18,987	—	18,987	1,216,111	1,235,098	—
Secured loans	—	—	—	—	188,561	188,561	—
Commercial leases and loans	193,190	—	—	193,190	19,880,845	20,074,035	442,494
Commercial lines of credit	—	—	423,917	423,917	3,605,728	4,029,645	423,917

	$309,449	$79,229	$423,917	$812,595	$122,184,829	$122,997,424	$866,411

Eureka Bank primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Bank maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at March 31, 2014 and September 30, 2013 were approximately $891,000 and $866,000, respectively. The foregone interest on non-accrual loans was approximately $12,593 and $6,359 for the three months ended March 31, 2014 and 2013, respectively and $26,654 and $19,359 for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, there were no loans that were 90 days or more delinquent and still accruing interest.

The following tables detail the allowance for loan losses and loan receivable balances at March 31, 2014 and September 30, 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four- family real estate - owner occupied	One-to four-family real estate - non- owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non- allocated	Total
Allowance for credit losses:
Beginning balance 1/1/2014	$151,845	$282,772	$21,110	$143,801	$262,131	$6,972	$—	$246,734	$49,581	$144,092	$1,309,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(3,540)	1,555	20,077	(450)	51,707	1,897	—	17,830	(307)	(73,769)	15,000

Ending balance 3/31/14	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038

Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(8,670)	16,432	21,752	1,668	43,898	1,398	—	17,586	2,893	(71,957)	25,000

Ending balance 3/31/14	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038

Beginning balance 1/1/2013	$114,135	$309,379	$4,096	$133,300	$245,634	$6,755	$—	$250,076	$68,876	$49,787	$1,182,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	54,971	(66,722)	10,762	(16,649)	22,447	424	—	3,681	430	32,656	42,000

Ending balance 3/31/13	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038

Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	54,900	(63,421)	10,376	(10,973)	27,578	241	—	11,116	8,546	43,637	82,000

Ending balance 3/31/13	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038

Allowance for credit losses:
Ending balance 3/31/2014	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038

Loans receivables:
Ending balance 3/31/2014	$20,257,019	$36,028,681	$2,372,792	$18,964,017	$23,232,252	$1,828,690	$173,221	$19,120,338	$4,281,443	$—	$126,258,453

Ending balance: individually evaluated for impairment	$36,712	$—	$—	$—	$—	$—	$—	$429,989	$423,917	$—	$890,618

Ending balance: collectively evaluated for impairment	$20,220,307	$36,028,681	$2,372,792	$18,964,017	$23,232,252	$1,828,690	$173,221	$18,690,349	$3,857,526	$—	$125,367,835

Allowance for credit losses:
Ending balance 9/30/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Loans receivables:
Ending balance 9/30/2013	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$20,074,035	$4,029,645	$—	$122,997,424

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$442,494	$423,917	$—	$866,411

Ending balance: collectively evaluated for impairment	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$19,631,541	$3,605,728	$—	$122,131,013

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at March 31, 2014 and September 30, 2013 was approximately $12,301,042 and $10,726,000, respectively, with interest rates from 2.25% to 6.75%. Fixed rate loan commitments at March 31, 2014 and September 30, 2013 were approximately $4,344,687 and $3,256,000, respectively, with fixed rates of interest ranging from 3.00% to 6.00% and 3.75% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014
Description	Level I	Level II	Level III	Total
Mortgage-backed securities available for sale	$—	$7,088	$—	$7,088
Obligations of states and political subdivisions available for sale	—	572,261	—	572,261
U.S. government agency securities available for sale	—	7,154,110	—	7,154,110

Total	$—	$7,733,459	$—	$7,733,459

	September 30, 2013
Description	Level I	Level II	Level III	Total
Mortgage-backed securities available for sale	$—	$8,834	$—	$8,834
Obligations of states and political subdivisions available for sale	—	548,452	—	548,452
U.S. government agency securities available for sale	—	5,743,425	—	5,743,425

	$—	$6,300,711	$—	$6,300,711

The following table presents the financial assets measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	March 31, 2014
Description	Level I	Level II	Level III	Total
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$853,906	$853,906

	September 30, 2013
Description	Level I	Level II	Level III	Total
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$866,411	$866,411

The following table presents additional quantitative information about level III assets measured at fair value on a nonrecurring basis as of March 31, 2014 and September 30, 2013 and for which the Bank uses Level III inputs to determine fair value:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$429,989	Discounted cash flow	Probability of default	—
	423,917	Fair Value of collateral (1)	Appraisal adjustments (2)	20%

	$853,906

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$442,494	Discounted cash flow	Probability of default	—
	423,917	Fair Value of collateral (1)	Appraisal adjustments (2)	20%

	$866,411

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at March 31, 2014 and September 30, 2013:

	March 31, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$6,963,626	$6,963,626	$—	$—	$6,963,626
Investment securities available for sale	7,726,371	—	7,726,371	—	7,726,371
Investment securities held to maturity	2,771,749	—	2,657,369	—	2,659,369
Mortgage-backed securities available for sale	7,088	—	7,088	—	7,088
FHLB stock	457,400	457,400	—	—	457,400
Loans receivable, net	124,648,954	—	—	130,470,000	130,470,000
Accrued interest receivable	554,293	554,293	—	—	554,293
Financial liabilities:
Deposits	$116,540,140	$53,152,121	$—	$63,262,000	$116,414,121
FHLB advances	5,500,000	—	5,500,000	—	5,500,000
Advances from borrowers for taxes and insurance	274,632	274,632	—	—	274,632
Accrued interest payable	73,033	73,033	—	—	73,033

	September 30, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$7,181,069	$7,181,069	$—	$—	$7,181,069
Investment securities available for sale	6,291,877	—	6,291,877	—	6,291,877
Investment securities held to maturity	2,776,027	—	2,586,765	—	2,586,765
Mortgage-backed securities available for sale	8,834	—	8,834	—	8,834
FHLB stock	237,400	237,400	—	—	237,400
Loans receivable, net	121,446,463	—	—	127,426,461	127,426,461
Accrued interest receivable	521,613	521,613	—	—	521,613
Financial liabilities:
Deposits	$117,457,422	$49,726,623	$—	$67,762,800	$117,489,423
Advances from borrowers for taxes and insurance	477,035	477,035	—	—	477,035
Accrued interest payable	83,646	83,646	—	—	83,646

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

FHLB Advances

The carrying amount is a reasonable estimate of fair value.

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at March 31, 2014 and September 30, 2013:

						To be well Capitalized
						under Prompt
			For Capital Adequacy				Corrective Action
	Actual		Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(in thousands)
As of March 31, 2014
Total capital (to risk-weighted assets)	$23,168	24.30%	>	$7,730	>8.00%	>	$9,663	>10.00%
Tier 1 capital (to risk-weighted assets)	21,976	23.05%	>	3,865	>4.00%	>	5,798	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,976	14.93%	>	5,739	>4.00%	>	7,173	>5.00%
As of September 30, 2013
Total capital (to risk-weighted assets)	$22,351	23.80%	>	$7,513	>8.00%	>	$9,391	>10.00%
Tier 1 capital (to risk-weighted assets)	21,176	22.55%	>	3,756	>4.00%	>	5,634	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,176	14.91%	>	5,682	>4.00%	>	7,102	>5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of March 31, 2014 and September 30, 2013:

	March 31,	September 30,
	2014	2013
	(in thousands)	(in thousands)
Total equity	$21,738	$20,815
Unrealized loss on securities available-for-sale	238	361
Deferred tax asset—disallowed portion	—	—

Tier 1 capital	$21,976	21,176
Allowable allowances for loan and lease losses	1,192	1,175

Total risk-based capital	$23,168	$22,351

Note 9 — Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements or the Company.

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements or the Company.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; real estate values in our market area; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 20, 2013, under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Assets increased $4.9 million, or 3.5%, to $145.9 million at March 31, 2014 from $141.0 million at September 30, 2013, primarily due to a $3.2 million increase in loans receivable, a $1.4 million increase in investment securities available for sale, a $220,000 increase in FHLB stock and a $434,000 increase in other assets, offset by a $217,000 decrease in cash and cash equivalents. The increase in loans was primarily due to a $3.1 million increase in one-to four-family real estate loans, a $1.3 million increase in multi-family loans, a $594,000 increase in home equity and second mortgages, a $550,000 increase in commercial real estate loans, and a $252,000 increase in commercial lines of credit, offset by a $1.5 million decrease in construction loans, a $954,000 decrease in commercial leases, and an $15,000 decrease in secured loans. The increases were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships. The increase in investment securities reflected the purchase of additional U.S. government agency securities with excess liquidity.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were three non-accrual loans at March 31, 2014 totaling $891,000, or 0.71% of total loans, compared to two loans totaling $866,000, or 0.58% of total net loans, at September 30, 2013. The non-accrual loan total for March 31, 2014 consisted of a $37,000 one-to four-family real estate loan, a $424,000 commercial line of credit, and a commercial lease totaling $430,000. The non-accrual loans at September 30, 2013 were a commercial line of credit totaling $424,000 and a commercial lease totaling $442,000.

Total liabilities increased by $4.4 million, or 3.7%, to $123.4 million at March 31, 2014 from $119.0 million at September 30, 2013. This increase was primarily attributable to an increase in FHLB advances of $5.5 million and an $87,000 increase in other liabilities to offset the decrease in certificates of deposits, a $900,000, or .8% decrease in total deposits, and a $203,000 decrease in advances from borrowers for taxes and insurance. The decrease in deposits was primarily due to a $4.4 million decrease in certificates of deposits during the period, offset by a $2.5 million increase in NOW and money market accounts and a $936,000 increase in savings accounts. The increase in core deposits was received from established customer relationships.

Stockholders’ equity increased $536,000 to $22.5 million at March 31, 2014 from $22.0 million at September 30, 2013. The increase was primarily the result of net income totaling $712,000, $53,000 related to the allocation of ESOP shares and $48,000 related to stock benefit plans, a $123,000 increase in other comprehensive income, offset by dividends totaling $250,000, and the retirement of 8,349 shares at a cost of $150,000 during the period.

Results of Operations for the Three and Six Months Ended March 31, 2014 and 2013

Overview.

	For the Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands, except
	per share amounts)
Net income	$346	$340
Basic and diluted earnings per share	0.29	0.28
Average equity to average assets	15.32%	16.24%

	For the Six Months Ended
	March 31,
	2014	2013
	(Dollars in thousands, except
	per share amounts)
Net income	$712	$674
Basic and diluted earnings per share	0.60	0.54
Average equity to average assets	15.32%	16.25%

The increase in net income for the three months ended March 31, 2014 was primarily attributable to an $81,000 decrease in interest expense and a $27,000 decrease in the provision for loan losses, offset by a $16,000 increase in income taxes, and a $76,000 increase in non-interest expenses. The increase in net income for the six months period ended March 31, 2014 was primarily attributable to a $151,000 decrease in interest expense and a $57,000 decrease in the provision for loan losses, offset by a $94,000 increase in non-interest expense and a $48,000 increase in income taxes.

Net Interest Income. Net interest income increased $71,000 to $1.5 million for the three months ended March 31, 2014. For the six months ended March 31, 2014, net interest income increased $135,000 to $2.9 million. For the three and six months ended March 31, 2014, respectively, higher net interest income was the result of an $85,000 and $158,000 decrease in deposit interest expense, respectively, offset by a $10,000 and $16,000 decrease in interest income over the comparable 2013 periods, respectively, and a $4,000 and $7,000 increase in FHLB borrowing expense for the respective three and six month periods ended March 31, 2014.

For the three months ended March 31, 2014, the increase in net interest income resulted from a $7.0 million increase in the average balance of loans, offset by a $1.3 million decrease in the average balance of investment securities along with a six basis point decrease in the average yield of interest earning assets, offset by a nine basis point decrease in the average cost of interest bearing liabilities. The decrease in total interest expense for the three and six month periods ended March 31, 2014 was primarily attributable to a $5.8 million decrease in the average balance of certificates of deposits and a nine basis point decrease in their average cost.

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

	Three Months Ended
	March 31, 2014
	Compared to
	Three Months Ended
	March 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(91)	$92	$1
Investment securities	(5)	(6)	(11)

Total interest-earning assets	(96)	86	(10)

Interest Expense:
NOW and money market accounts	(3)	3	—
Passbook and club accounts	(1)	—	(1)
IRA accounts	(6)	(3)	(9)
Certificates of deposit	(52)	(21)	(73)
CDARS	(2)	0	(2)
FHLB Advances	2	2	4

	(62)	(19)	(81)

Net change in net interest income	$(34)	$105	$71

	Six Months Ended
	March 31, 2014
	Compared to
	Six Months Ended
	March 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(139)	$174	$35
Investment securities	(36)	(15)	(51)

Total interest-earning assets	(175)	159	(16)

Interest Expense:
NOW and money market accounts	(5)	4	(1)
Passbook and club accounts	(4)	1	(3)
IRA accounts	(14)	(5)	(19)
Certificates of deposit	(97)	(36)	(133)
CDARS	(1)	0	(1)
FHLB Advances	4	3	7

	(117)	(33)	(150)

Net change in net interest income	$(58)	$192	$134

Provision for Loan Losses. The provision for loan losses for the three and six month periods ended March 31, 2014 was $15,000 and $25,000, respectively compared to $42,000 and $82,000, respectively for the comparable 2013 period. The decrease in the provision in the 2014 period was based on the methodology used to determine the adequate level of allowance for loan losses. Management believes that the allowance percentage of 1.05% of total loans is sufficient considering the level of non-performing loans and the absence of charge-offs.

There was $891,000 in non-accruing loans at March 31, 2014 compared to $866,000 at September 30, 2013. There were no net charge-offs for the six months ended March 31, 2014 and 2013.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and six month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Fees on deposit accounts	$7,472	$8,226	$(754)	(9.2)%
Other income	8,572	8,332	240	2.9%

Total non-interest income	$16,044	$16,558	$(514)	(3.1)%

	Six Months Ended March 31,
	2014	2013	$ Change	% Change
Fees on deposit accounts	$15,746	$18,059	$(2,313)	(12.8)%
Other income	24,920	34,746	(9,826)	(28.3)%

Total non-interest income	$40,666	$52,805	$(12,139)	(23.0)%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and six month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$543,142	$511,913	$31,229	6.1%
Occupancy	91,796	86,023	5,773	6.7%
Data processing	64,122	61,795	2,327	3.8%
Professional fees	83,961	71,701	12,260	17.1%
FDIC insurance premiums	17,050	15,510	1,540	9.9%
Other	139,163	116,005	23,158	20.0%

Total non-interest expense	$939,234	$862,947	$76,287	8.8%

Salaries and benefits expense increased $31,229 for the three months ended March 31, 2014 due primarily to a $23,000 increase in retirement fund contributions and a $7,000 increase in salary and benefits expense. Occupancy expense increased $5,773 due to higher office building and furniture and fixtures expense. Data processing expense increased due to a $2,327 increase in vendor costs. Professional fees increased $12,260 due to additional regulatory compliance requirements. Other expense increased $23,158 due primarily to stock-related expenses.

	Six Months Ended March 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$1,062,188	$986,373	$75,815	7.7%
Occupancy	179,704	192,505	(12,801)	(6.6)%
Data processing	133,689	123,967	9,722	7.8%
Professional fees	159,379	140,635	18,744	13.3%
FDIC insurance premiums	33,550	32,408	1,142	3.5%
Other	249,356	248,419	937	0.4%

Total non-interest expense	$1,817,866	$1,724,307	$93,559	5.4%

Salaries and benefits expense increased $75,815 for the six months ended March 31, 2014 due primarily to a $33,000 increase in retirement fund contributions, a $33,000 increase in salary and benefits expense, and a $10,000 increase related to the ESOP. Occupancy expense decreased $12,801 due to lower furniture and fixtures expense. Data processing expense increased due to a $9,722 increase in vendor costs. Professional fees increased $18,744 due to additional regulatory compliance requirements.

Income Taxes. Income tax expense was $188,000 and $394,000 for the three and six months ended March 31, 2014 compared to $173,000 and $346,000 for the comparable period in 2013. The increase in income tax expense in the 2014 period was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at 35%.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $7.0 million. In addition, at March 31, 2014, we had the ability to borrow a total of approximately $66.0 million from the Federal Home Loan Bank of Pittsburgh. At March 31, 2014, we had $5.5 million in FHLB advances outstanding.

At March 31, 2014, we had $12.3 million in loan commitments outstanding, which consisted of commitments to grant $3.3 million in loans, $1.1 million in commercial leases and $59,000 in lines of credit. At March 31, 2014, we had $5.6 million in undisbursed lines of credit, $1.9 million in undisbursed construction loans and $400,000 in undisbursed loans in process.

Certificates of deposit due within one year of March 31, 2014 totaled $30.6 million, representing 50.1% of certificates of deposit, and 26.3% of total deposits at March 31, 2014. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2015.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2014, the Company had $621,000 in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of March 31, 2014, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 24.30%, 23.05% and 14.93%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At March 31, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the six months ended March 31, 2014, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the SEC on December 20, 2013. As of March 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			(c) Total	(d) Maximum
			Number	Number
			of Shares	of Shares
			as Part of	Yet To Be
	(a) Total	(b) Average	Publically	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs (1)
January 1 through January 31	—	$—	—	40,717
February 1 through February 28	6,114	18.00	6,114	34,603
March 1 through March 31	913	18.00	913	33,690

Total	7,027		7,027

(1)	On February 22, 2012, the Board of Directors of the Company authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: May 14, 2014	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2014	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)