Form 10-Q
period 2014-06-30
Eureka Financial Corp.
filed 2014-08-13
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were 1,226,517 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2014	2013
Assets:
Cash and due from banks	$584,619	$587,444
Interest-bearing deposits in other banks	11,239,988	6,593,625

Cash and cash equivalents	11,824,607	7,181,069
Investment securities available for sale	6,867,456	6,291,877
Investment securities held to maturity (fair value of $2,704,688 and $2,586,765, respectively)	2,772,110	2,776,027
Mortgage-backed securities available for sale	6,272	8,834
Federal Home Loan Bank (“FHLB”) stock, at cost	499,200	237,400
Loans receivable, net of allowance for loan losses of $1,349,038 and $1,299,038, respectively	126,616,899	121,446,463
Premises and equipment, net	1,103,142	1,168,235
Deferred tax asset, net	848,434	941,624
Accrued interest receivable and other assets	1,333,325	898,472

Total Assets	$151,871,445	$140,950,001

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,345,578	$5,010,755
Interest bearing	117,177,152	112,446,667

Total deposits	122,522,730	117,457,422
FHLB advances	4,500,000	—
Advances from borrowers for taxes and insurance	637,971	477,035
Accrued interest payable and other liabilities	1,277,493	1,029,344

Total Liabilities	128,938,194	118,963,801

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,246,843 shares outstanding at June 30, 2014; 1,255,819 shares outstanding at September 30, 2013	12,468	12,558
Paid-in capital	10,596,346	10,647,396
Retained earnings—substantially restricted	12,886,288	12,147,028
Accumulated other comprehensive loss	(145,281)	(361,394)
Unearned ESOP shares	(416,570)	(459,388)

Total Stockholders’ Equity	22,933,251	21,986,200

Total Liabilities and Stockholders’ Equity	$151,871,445	$140,950,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$1,627,134	$1,631,859	$4,853,910	$4,823,744
Investment securities and other interest-earning assets:
Taxable	58,673	40,354	148,684	190,434
Tax exempt	22,198	20,372	67,308	55,984
Mortgage-backed securities	90	211	359	694

Total Interest Income	1,708,095	1,692,796	5,070,261	5,070,856

Interest Expense
Deposits	205,465	274,522	653,207	879,834
FHLB advances	3,531	—	10,147	—

Total Interest Expense	208,996	274,522	663,354	879,834

Net Interest Income	1,499,099	1,418,274	4,406,907	4,191,022
Provision for Loan Losses	25,000	40,000	50,000	122,000

Net Interest Income after Provision for Loan Losses	1,474,099	1,378,274	4,356,907	4,069,022

Non-Interest Income
Fees on deposit accounts	8,452	9,728	24,198	27,787
Other income	37,814	16,467	62,734	51,211

Total Non-Interest Income	46,266	26,195	86,932	78,998

Non-Interest Expense
Salaries and benefits	547,466	499,141	1,609,654	1,485,514
Occupancy	84,694	87,948	264,398	280,453
Data processing	68,708	63,796	202,397	187,763
Professional fees	90,665	75,491	250,044	216,125
FDIC insurance premiums	18,150	17,835	51,700	50,243
Other	102,271	108,540	351,627	356,959

Total Non-Interest Expenses	911,954	852,751	2,729,820	2,577,057

Income Before Income Tax Provision	608,411	551,718	1,714,019	1,570,963
Income Tax Provision	206,017	202,901	599,878	548,627

Net Income	$402,394	$348,817	$1,114,141	$1,022,336

Earnings per Common Share—Basic and Diluted	$0.34	$0.29	$0.93	$0.83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$402,394	$348,817	$1,114,141	$1,022,336
Other comprehensive income (loss):
Decrease (increase) in unrealized losses on available for sale securities	140,279	(117,055)	327,443	(124,807)
Income tax effect	(47,695)	39,798	(111,330)	42,434

Other comprehensive income (loss), net of tax:	92,584	(77,257)	216,113	(82,373)

Total comprehensive income	$494,978	$271,560	$1,330,254	$939,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2014

(unaudited)

	Common Stock Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total
Balance, September 30, 2013	1,255,819	$12,558	$10,647,396	$12,147,028	$(361,394)	$(459,388)	$21,986,200
Net income	—	—	—	1,114,141	—	—	1,114,141
Other comprehensive income	—	—	—	—	216,113	—	216,113
Compensation expense related to restricted stock	—	—	59,346	—	—	—	59,346
Compensation expense related to stock options	—	—	13,005	—	—	—	13,005
Compensation expense on ESOP	—	—	37,335	—	—	42,818	80,153
Retirement of common stock	(8,976)	(90)	(160,736)	—	—	—	(160,826)
Dividends on common stock ($.30 per share)	—	—	—	(374,881)	—	—	(374,881)

Balance, June 30, 2014	1,246,843	$12,468	$10,596,346	$12,886,288	$(145,281)	$(416,570)	$22,933,251

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,114,141	$1,022,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	112,449	85,277
Provision for loan losses	50,000	122,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	1,050	(2,474)
Compensation expense for ESOP, restricted stock, and stock options	152,504	139,771
(Increase) decrease in deferred income taxes	(18,140)	201,733
Decrease in accrued interest receivable	29,801	90,461
Decrease in accrued interest payable	(1,646)	(860)
(Decrease) increase in retirement fund obligation	(33,957)	179,500
(Increase) decrease in accrued federal income tax	(218,982)	177,726
Other, net	13,861	(39,085)

Net cash provided by operating activities	1,201,081	1,976,385

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available for sale	1,500,000	—
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	12,450,000
Purchase of investment securities available for sale	(1,750,000)	(7,000,000)
Purchase of investment securities held to maturity	—	(1,190,000)
Net paydowns in mortgage-backed securities	2,294	3,896
Purchase of FHLB stock	(361,800)	—
Redemption of FHLB stock	100,000	243,100
Net increase in loans	(1,263,194)	(1,302,954)
Commercial leases purchased	(3,957,242)	(7,601,142)
Premises and equipment expenditures	(47,356)	(70,460)

Net cash used for investing activities	(5,772,298)	(4,467,560)

FINANCING ACTIVITIES
Net increase in deposit accounts	5,065,308	3,265,975
Proceeds from FHLB borrowings	8,000,000	—
Repayment of FHLB borrowings	(3,500,000)	—
Net increase (decrease) in advances from borrowers for taxes and insurance	160,937	(11,420)
Retirement of common stock	(160,827)	(1,018,315)
Payment of dividends	(350,663)	(209,247)

Net cash provided by financing activities	9,214,755	2,026,993

Net increase (decrease) in cash and cash equivalents	4,643,538	(464,182)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,181,069	8,109,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,824,607	$7,645,412

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$667,618	$880,694
Income taxes paid	$787,000	$255,000

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three and nine months ended June 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding	1,247,236	1,285,086	1,251,337	1,306,542
Average unearned ESOP shares	(40,236)	(46,344)	(41,768)	(47,876)
Average unearned nonvested shares	(15,437)	(20,347)	(16,741)	(21,746)

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,191,563	1,218,395	1,192,828	1,236,920

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	938	1,802	—	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,425	—	1,797	—

Weighted average common shares and common common stock equivalents used to calculate basic and diluted earnings per share	1,194,926	1,220,197	1,194,625	1,236,920

Basic and diluted earnings per share	$0.34	$0.29	$0.93	$0.83

During the three and nine month periods ended June 30, 2014, options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the period and were included in the computation of diluted earnings per share.

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding during the period ended June 30, 2013. For the three months ended June 30, 2013, all of the options were considered dilutive based on the weighted average market value exceeding the weighted average stock price. For the nine months ended June 30, 2013, no shares were included in the computation of diluted earnings per share because doing so would have been anti-dilutive as the weighted average exercise price was in excess of the weighted average market value.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Accumulated Other Comprehensive Income

The following table presents the changes in accumulated comprehensive income by component net of tax for the three and nine month periods ended June 30, 2014:

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of March 31, 2014	$(237,865)	Balance as of September 30, 2013	$(361,394)
Other comprehensive income before reclassification	92,584	Other comprehensive income before reclassification	216,113
Total other comprehensive income	92,584	Total other comprehensive income	216,113

Balance as of June 30, 2014	$(145,281)	Balance as of June 30, 2014	$(145,281)

Note 3 — Investment Securities

Investment securities available for sale consisted of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$591,599	$547	$(10,440)	$581,706
U.S. government agency securities	6,494,934	—	(210,684)	6,285,750

	$7,086,533	$547	$(221,124)	$6,867,456

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$592,346	$—	$(43,894)	$548,452
U.S. government agency securities	6,247,825	—	(504,400)	5,743,425

	$6,840,171	$—	$(548,294)	$6,291,877

U.S. government agency securities with carrying values of $5,786,300 and $450,850 at June 30, 2014 and September 30, 2013, respectively, were pledged to secure public deposits held by the Company.

There were no sales of available for sale investment securities during the three or nine months ended June 30, 2014 or 2013.

The amortized cost and fair value of securities available for sale at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized Cost	Fair Value
Due after one year through five years	$291,599	$292,146
Due after ten years	6,794,934	6,575,310

	$7,086,533	$6,867,456

Investment securities held to maturity consisted of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$2,022,110	$68,776	$(43,198)	$2,047,688
U.S. government agency securities	750,000	—	(93,000)	657,000

Total	$2,772,110	$68,776	$(136,198)	$2,704,688

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of states and political subdivisions	$2,026,027	$50,094	$(113,206)	$1,962,915
U.S. government agency securities	750,000	—	(126,150)	623,850

Total	$2,776,027	$50,094	$(239,356)	$2,586,765

U.S. government agency securities with carrying values of $657,000 and $623,850 at June 30, 2014 and September 30, 2013, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized	Fair
	Cost	Value
Due after five years through ten years	$488,241	$548,898
Due after ten years	2,283,869	2,155,790

Total	$2,772,110	$2,704,688

Temporarily impaired investments consisted of the following at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$880,380	$(14,612)	$604,520	$(39,026)	$1,484,900	$(53,638)
U.S. government agency securities	2,906,875	(91,650)	2,785,875	(212,034)	5,692,750	(303,684)

	$3,787,255	$(106,262)	$3,390,395	$(251,060)	$7,177,650	$(357,322)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,376,627	$(157,100)	$—	$—	$1,376,627	$(157,100)
U.S. government agency securities	6,367,275	(630,550)	—	—	6,367,275	(630,550)

	$7,743,902	$(787,650)	$—	$—	$7,743,902	$(787,650)

The Company reviews its position quarterly and has asserted that at June 30, 2014, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 14 securities in an unrealized loss position at June 30, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$924	$40	$—	$964
Fannie Mae Certificates	4,893	415	—	5,308

	$5,817	$455	$—	$6,272

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$1,183	$91	$—	$1,274
Fannie Mae Certificates	6,923	637	—	7,560

	$8,106	$728	$—	$8,834

There were no sales of mortgage-backed securities during the nine months ended June 30, 2014 and 2013 and there were no temporarily impaired mortgage-backed securities at June 30, 2014 or September 30, 2013. In addition, the Company had no securities in an unrealized loss position at June 30, 2014 or September 30, 2013.

The amortized cost and fair values of mortgage-backed securities at June 30, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	June 30, 2014
	Amortized	Fair
	Cost	Value
Due after one year through five years	$4,256	$4,551
Due after five years through ten years	472	493
Due after ten years	1,089	1,228

	$5,817	$6,272

Note 5 — Loans

Major classifications of loans are as follows at June 30, 2014 and September 30, 2013:

	June 30	September 30,
	2014	2013
One-to four-family real estate—owner occupied	$20,693,176	$20,484,626
One-to four-family real estate—non-owner occupied	37,802,125	32,747,845
Construction	2,401,917	3,847,052
Multi-family real estate	19,010,236	17,707,984
Commercial real estate	23,140,603	22,682,578
Home equity and second mortgages	1,848,912	1,235,098
Secured loans	164,560	188,561
Commercial leases and loans	18,556,827	20,074,035
Commercial lines of credit	4,654,291	4,029,645

	128,272,647	122,997,424
Plus:
Unamortized loan premiums	12,577	13,813
Less:
Unamortized loan fees and costs, net	(319,287)	(265,736)
Allowance for loan losses	(1,349,038)	(1,299,038)

	$126,616,899	$121,446,463

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

Rating 5 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable. Credit quality indicators as of June 30, 2014 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One-to four-family real estate non-owner occupied	$37,802,125	$—	$—	$—	$—	$37,802,125
Construction	2,401,917	—	—	—	—	2,401,917
Multi-family real estate	19,010,236	—	—	—	—	19,010,236
Commercial real estate	22,710,614	—	—	—	—	22,710,614
Commercial leases and loans	18,556,827	—	429,989	—	—	18,986,816
Commercial lines of credit	4,066,617	163,757	423,917	—	—	4,654,291

	$104,548,336	$163,757	$853,906	$—	$—	$105,565,999

Credit quality indicators as of September 30, 2013 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One-to four-family real estate non-owner occupied	$31,654,257	$18,224	$—	$—	$—	$31,672,481
Construction	3,847,052	—	—	—	—	3,847,052
Multi-family real estate	17,707,984	—	—	—	—	17,707,984
Commercial real estate	22,682,578	—	—	—	—	22,682,578
Commercial leases and loans	19,880,846	193,189	—	—	—	20,074,035
Commercial lines of credit	3,441,048	164,680	423,917	—	—	4,029,645

	$99,213,765	$376,093	$423,917	$—	$—	$100,013,775

The following table presents performing and non-performing residential real estate and consumer loans based on payment activity as of June 30, 2014 and September 30, 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	June 30, 2014
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate—owner occupied	$—	$20,693,176	$20,693,176
Home equity and second mortgages	—	1,848,912	1,848,912
Secured loans	—	164,560	164,560

	$—	$22,706,648	$22,706,648

	September 30, 2013
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate—owner occupied	$—	$20,484,626	$20,484,626
Home equity and second mortgages	—	1,235,098	1,235,098
Secured loans	—	188,561	188,561

	$—	$21,908,285	$21,908,285

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were two impaired loans as of June 30, 2014, with no related allowance. The Company did not recognize any interest income from these loans for the three and nine month period ended June 30, 2014. There were two impaired loans at September 30, 2013.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2014
Commercial leases and loans	$—	$—	$429,989	$429,989	$429,989	$436,242	$—
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$853,906	$853,906	$853,906	$860,159	$—

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
Commercial leases and loans	$—	$—	$442,494	$442,494	$442,494	$453,946	$7,447
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$866,411	$866,411	$866,411	$877,863	$7,447

The Bank did not modify any loans that resulted in a TDR in the period ended June 30, 2014. The Bank had one loan, as of the year ended September 30, 2013, that defaulted during the nine months ended June 30, 2014 and became a TDR.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate owner occupied	$259,316	$—	$—	$259,316	$20,433,860	$20,693,176	$—
One-to four family real estate non-owner occupied	—	—	—	—	37,802,125	37,802,125	—
Construction	—	—	—	—	2,401,917	2,401,917	—
Multi-family real estate	—	—	—	—	19,010,236	19,010,236	—
Commercial real estate	—	—	—	—	23,140,603	23,140,603	—
Home equity and second mortgages	—	—	—	—	1,848,912	1,848,912	—
Secured loans	—	—	—	—	164,560	164,560	—
Commercial leases and loans	—	—	429,989	429,989	18,126,838	18,556,827	429,989
Commercial lines of credit	—	—	423,917	423,917	4,230,374	4,654,291	423,917

	$259,316	$—	$853,906	$1,113,222	$127,159,425	$128,272,647	$853,906

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate owner occupied	$116,259	$60,242	$—	$176,501	$20,308,125	$20,484,626	$—
One-to four family real estate non-owner occupied	—	—	—	—	32,747,845	32,747,845	—
Construction	—	—	—	—	3,847,052	3,847,052	—
Multi-family real estate	—	—	—	—	17,707,984	17,707,984	—
Commercial real estate	—	—	—	—	22,682,578	22,682,578	—
Home equity and second mortgages	—	18,987	—	18,987	1,216,111	1,235,098	—
Secured loans	—	—	—	—	188,561	188,561	—
Commercial leases and loans	193,190	—	—	193,190	19,880,845	20,074,035	442,494
Commercial lines of credit	—	—	423,917	423,917	3,605,728	4,029,645	423,917

	$309,449	$79,229	$423,917	$812,595	$122,184,829	$122,997,424	$866,411

Eureka Bank primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Bank maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at June 30, 2014 and September 30, 2013 were approximately $854,000 and $866,000, respectively. The foregone interest on non-accrual loans was approximately $11,491 and $31,783 for the three months ended June 30, 2014 and 2013, respectively and $38,145 and $38,142 for the nine months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and September 30, 2013, there were no loans that were 90 days or more delinquent and still accruing interest.

The following tables detail the allowance for loan losses and loan receivable balances at June 30, 2014 and September 30, 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four- family real estate -owner occupied	One-to four-family real estate -non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non-allocated	Total
Allowance for credit losses:
Beginning balance 4/1/2014	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	2,593	12,850	(3,957)	349	(52,092)	779	—	3,444	4,343	56,691	25,000

Ending balance 6/30/14	$150,898	$297,177	$37,230	$143,700	$261,746	$9,648	$—	$268,008	$53,617	$127,014	$1,349,038

Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(6,077)	29,282	17,795	2,017	(8,194)	2,177	—	21,030	7,236	(15,266)	50,000

Ending balance 6/30/14	$150,898	$297,177	$37,230	$143,700	$261,746	$9,648	$—	$268,008	$53,617	$127,014	$1,349,038

Beginning balance 4/1/2013	$169,106	$242,657	$14,858	$116,651	$268,081	$7,179	$—	$253,757	$69,306	$82,443	$1,224,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(3,837)	14,110	707	19,817	(5,611)	670	—	(489)	(3,997)	18,630	40,000

Ending balance 6/30/13	$165,269	$256,767	$15,565	$136,468	$262,470	$7,849	$—	$253,268	$65,309	$101,073	$1,264,038

Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	51,063	(49,311)	11,083	8,844	21,967	911	—	10,627	4,549	62,267	122,000

Ending balance 6/30/13	$165,269	$256,767	$15,565	$136,468	$262,470	$7,849	$—	$253,268	$65,309	$101,073	$1,264,038

Allowance for credit losses:
Ending balance 6/30/2014	$150,898	$297,177	$37,230	$143,700	$261,746	$9,648	$—	$268,008	$53,617	$127,014	$1,349,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$150,898	$297,177	$37,230	$143,700	$261,746	$9,648	$—	$268,008	$53,617	$127,014	$1,349,038

Loans receivables:
Ending balance 6/30/2014	$20,693,176	$37,802,125	$2,401,917	$19,010,236	$23,140,603	$1,848,912	$164,560	$18,556,827	$4,654,291	$—	$128,272,647

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$429,989	$423,917	$—	$853,906

Ending balance: collectively evaluated for impairment	$20,693,176	$37,802,125	$2,401,917	$19,010,236	$23,140,603	$1,848,912	$164,560	$18,126,838	$4,230,374	$—	$127,418,741

Allowance for credit losses:
Ending balance 9/30/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Loans receivables:
Ending balance 9/30/2013	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$20,074,035	$4,029,645	$—	$122,997,424

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$442,494	$423,917	$—	$866,411

Ending balance: collectively evaluated for impairment	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$19,631,541	$3,605,728	$—	$122,131,013

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at June 30, 2014 and September 30, 2013 was approximately $14,501,259 and $10,726,000, respectively, with interest rates from 1.20% to 6.75%. Fixed rate loan commitments at June 30, 2014 and September 30, 2013 were approximately $7,694,000 and $3,256,000, respectively, with fixed rates of interest ranging from 1.20% to 6.75% and 3.75% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$6,272	$—	$6,272
Obligations of states and political subdivisions available for sale	—	581,706	—	581,706
U.S. government agency securities available for sale	—	6,285,750	—	6,285,750

Total	$—	$6,873,728	$—	$6,873,728

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$8,834	$—	$8,834
Obligations of states and political subdivisions available for sale	—	548,452	—	548,452
U.S. government agency securities available for sale	—	5,743,425	—	5,743,425

	$—	$6,300,711	$—	$6,300,711

The following table presents the financial assets measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	June 30, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$853,906	$853,906

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$866,411	$866,411

The following tables present additional quantitative information about level III assets measured at fair value on a nonrecurring basis as of June 30, 2014 and September 30, 2013 and for which the Bank uses Level III inputs to determine fair value:

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$429,989	Discounted	Probability of	—
		cash flow	default
	423,917	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)

	$853,906

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loans	$442,494	Discounted	Probability of	—
		cash flow	default
	423,917	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)

	$866,411

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at June 30, 2014 and September 30, 2013:

	June 30, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$11,824,607	$11,824,607	$—	$—	$11,824,607
Investment securities available for sale	6,867,456	—	6,867,456	—	6,867,456
Investment securities held to maturity	2,772,110	—	2,704,688	—	2,704,688
Mortgage-backed securities available for sale	6,272	—	6,272	—	6,272
FHLB stock	499,200	499,200	—	—	499,200
Loans receivable, net	126,616,899	—	—	133,282,000	133,282,000
Accrued interest receivable	491,812	491,812	—	—	491,812
Financial liabilities:
Deposits	$122,522,730	$53,940,626	$—	$68,659,000	$122,599,626
FHLB advances	4,500,000	—	4,500,000	—	4,500,000
Advances from borrowers for taxes and insurance	637,971	637,971	—	—	637,971
Accrued interest payable	82,001	82,001	—	—	82,001

	September 30, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$7,181,069	$7,181,069	$—	$—	$7,181,069
Investment securities available for sale	6,291,877	—	6,291,877	—	6,291,877
Investment securities held to maturity	2,776,027	—	2,586,765	—	2,586,765
Mortgage-backed securities available for sale	8,834	—	8,834	—	8,834
FHLB stock	237,400	237,400	—	—	237,400
Loans receivable, net	121,446,463	—	—	127,426,461	127,426,461
Accrued interest receivable	521,613	521,613	—	—	521,613
Financial liabilities:
Deposits	$117,457,422	$49,726,623	$—	$67,762,800	$117,489,423
Advances from borrowers for taxes and insurance	477,035	477,035	—	—	477,035
Accrued interest payable	83,646	83,646	—	—	83,646

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

FHLB Advances

All FHLB advances are overnight borrowings. The carrying amount is a reasonable estimate of fair value.

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at June 30, 2014 and September 30, 2013:

	Actual			For Capital Adequacy Purposes			To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(in thousands)
As of June 30, 2014
Total capital (to risk-weighted assets)	$23,620	24.24%	>	$7,795	>8.00%	>	$9,744	>10.00%
Tier 1 capital (to risk-weighted assets)	22,402	22.99%	>	3,898	>4.00%	>	5,846	>6.00%
Core (Tier 1) capital (to adjusted total assets)	22,402	14.60%	>	6,136	>4.00%	>	7,670	>5.00%
As of September 30, 2013
Total capital (to risk-weighted assets)	$22,351	23.80%	>	$7,513	>8.00%	>	$9,391	>10.00%
Tier 1 capital (to risk-weighted assets)	21,176	22.55%	>	3,756	>4.00%	>	5,634	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,176	14.91%	>	5,682	>4.00%	>	7,102	>5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
	(in thousands)	(in thousands)
Total equity	$22,257	$20,815
Unrealized loss on securities available-for-sale	145	361

Tier 1 capital	$22,402	21,176
Allowable allowances for loan and lease losses	1,218	1,175

Total risk-based capital	$23,620	$22,351

Note 9 — Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This Update is not expected to have a material impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a material impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a material impact on the Company’s financial statements.

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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Assets increased $10.9 million, or 7.7%, to $151.9 million at June 30, 2014 from $141.0 million at September 30, 2013, primarily due to a $5.2 million increase in loans receivable, a $4.6 million increase in cash and cash equivalents, a $576,000 increase in investment securities available for sale, a $442,000 increase in accrued interest receivable and other assets and a $262,000 increase in FHLB stock, offset by $93,000 decrease in deferred tax asset, and a $65,000 decrease in premises and equipment.

The increase in loans was primarily due to a $5.3 million increase in one-to four-family real estate loans, a $1.3 million increase in multi-family loans, a $625,000 increase in commercial lines of credit, a $614,000 increase in home equity and second mortgages, a $458,000 increase in commercial real estate loans, and, offset by a $1.5 million decrease in commercial leases and loans, and a $1.5 million decrease in construction loans. The increases were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships. The increase in cash and cash equivalents was the result of deposits received through the CDARS program. The increase in investment securities reflected the purchase of additional U.S. government agency securities with excess liquidity.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were two non-accrual loans at June 30, 2014 totaling $854,000, or 0.67% of total loans, compared to two loans totaling $866,000, or 0.70% of total loans, at September 30, 2013. The non-accrual loan total for June 30, 2014 consisted of a $424,000 commercial line of credit, and a commercial lease totaling $430,000. The non-accrual loans at September 30, 2013 were a commercial line of credit totaling $424,000 and a commercial lease totaling $442,000.

Total liabilities increased by $9.9 million, or 8.4%, to $128.9 million at June 30, 2014 from $119.0 million at September 30, 2013. This increase was primarily attributable to an increase in deposits of $5.0 million, an increase of $4.5 million in FHLB advances that were used to fund loan originations, a $248,000 increase in accrued interest payable and other liabilities, and a $161,000 increase in advances from borrowers for taxes and insurance. The increase in deposits was primarily due to a $6.4 million increase in CDARS deposits, a $1.7 million increase in savings deposits, a $2.5 million increase in NOW and money market accounts, offset by a $5.6 million decrease in certificates of deposit. The increase in core deposits was received from established customer relationships. The increase in CDARS deposits is the result of the Bank’s participation in the CDARS one-way buy program. This program allows the Bank to attract term deposits at lower cost compared to the Bank’s internal offering rates and FHLB borrowing rates.

Stockholders’ equity increased $947,000 to $22.9 million at June 30, 2014 from $22.0 million at September 30, 2013. The increase was primarily the result of net income totaling $1.1 million, a $216,000 decrease in accumulated other comprehensive loss, $80,000 related to the allocation of ESOP shares and $72,000 related to stock benefit plans, offset by dividends totaling $375,000, and the retirement of 8,976 shares at a cost of $161,000 during the period.

Results of Operations for the Three and Nine Months Ended June 30, 2014 and 2013

Overview.

	For the Three Months Ended June 30,
	2014	2013
	(Dollars in thousands, except
	per share amounts)
Net income	$402	$349
Basic and diluted earnings per share	0.34	0.29
Average equity to average assets	15.29%	15.85%

	For the Nine Months Ended June 30,
	2014	2013
	(Dollars in thousands, except
	per share amounts)
Net income	$1,114	$1,022
Basic and diluted earnings per share	0.93	0.83
Average equity to average assets	15.31%	16.10%

The increase in net income for the three months ended June 30, 2014 was primarily attributable to a $15,000 increase in interest income, a $66,000 decrease in interest expense, a $15,000 decrease in the provision for loan losses, and a $20,000 increase in non-interest income, offset by a $59,000 increase in non-interest expense. The increase in net income for the nine months period ended June 30, 2014 was primarily attributable to a $217,000 decrease in interest expense and a $72,000 decrease in the provision for loan losses, offset by a $153,000 increase in non-interest expense and a $51,000 increase in income taxes.

Net Interest Income. Net interest income increased $81,000 to $1.5 million for the three months ended June 30, 2014 compared to the same period of the prior year. For the nine months ended June 30, 2014, net interest income increased $216,000 to $4.4 million compared to the same period in the prior year. For the three months ended June 30, 2014, higher net interest income was the result of a $15,000 increase in interest income, a $69,000 decrease in deposit interest expense, and a $4,000 increase in FHLB borrowing expense. For the nine months ended June 30, 2014, higher net interest income was the result of a $1,000 decrease in interest income and a $227,000 decrease in deposit interest expense and a $10,000 increase in FHLB borrowing expense.

For the three months ended June 30, 2014, the increase in interest income resulted from a $5.8 million increase in the average balance of loans, a $2.5 million increase in the average balance of investment securities offset by a six basis point decrease in the average yield of interest earning assets and a seven basis point decrease in the average cost of interest bearing liabilities. The decrease in total interest expense for the three month period ended June 30, 2014 was primarily attributable to a $5.4 million decrease in the average balance of certificates of deposits and a nine basis point decrease in their average cost.

For the nine months ended June 30, 2014, the increase in interest income resulted from a $7.4 million increase in the average balance of loans, offset by a $1.5 million decrease in the average balance of investment securities along with a 15 basis point decrease in the average yield of interest earning assets and a 22 basis point decrease in the average cost of interest bearing liabilities. The decrease in total interest expense for the nine month period ended June 30, 2014 was primarily attributable to a $5.7 million decrease in the average balance of certificates of deposits and a 24 basis point decrease in their average cost.

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

	Three Months Ended
	June 30, 2014
	Compared to
	Three Months Ended
	June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(82)	$77	$(5)
Investment securities	11	9	20

Total interest-earning assets	(71)	86	15

Interest Expense:
NOW and money market accounts	3	—	3
Passbook and club accounts	(1)	1	—
IRA accounts	(7)	(3)	(10)
Certificates of deposit	(46)	(18)	(64)
CDARS	(2)	3	1
FHLB advances	2	2	4

	(51)	(15)	(66)

Net change in net interest income	$(20)	$101	$81

	Nine Months Ended
	June 30, 2014
	Compared to
	Nine Months Ended
	June 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(265)	$295	$30
Investment securities	(13)	(18)	(31)

Total interest-earning assets	(278)	277	(1)

Interest Expense:
NOW and money market accounts	(2)	4	2
Passbook and club accounts	(4)	2	(2)
IRA accounts	(21)	(7)	(28)
Certificates of deposit	(135)	(64)	(199)
CDARS	(4)	4	—
FHLB advances	5	5	10

	(161)	(56)	(217)

Net change in net interest income	$(117)	$333	$216

Provision for Loan Losses. The provision for loan losses for the three and nine month periods ended June 30, 2014 was $25,000 and $50,000, respectively compared to $40,000 and $122,000, respectively for the comparable 2013 periods. The decrease in the provision in the 2014 periods was based on methodology used to determine an adequate level of allowance for loan losses which management believes should approximate 1.05% of total loans considering the level of non-performing loans and the absence of charge-offs.

There was $854,000 in non-accruing loans at June 30, 2014 compared to $866,000 at September 30, 2013. There were no net charge-offs for the nine months ended June 30, 2014 and 2013.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and nine month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Fees on deposit accounts	$8,452	$9,728	$(1,276)	(13.1)%
Other income	37,814	16,467	21,347	129.6%

Total non-interest income	$46,266	$26,195	$20,071	76.6%

The increase in other income was the result of a $29,000 increase in the cash surrender value of company owned life insurance policies.

	Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Fees on deposit accounts	$24,198	$27,787	$(3,589)	(12.9)%
Other income	62,734	51,211	11,523	22.5%

Total non-interest income	$86,932	$78,998	$7,934	10.0%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and nine month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Salaries and benefits	$547,466	$499,141	$48,325	9.7%
Occupancy	84,694	87,948	(3,254)	(3.7)%
Data processing	68,708	63,796	4,912	7.7%
Professional fees	90,665	75,491	15,174	20.1%
FDIC insurance premiums	18,150	17,835	315	1.8%
Other	102,271	108,540	(6,269)	(5.8)%

Total non-interest expense	$911,954	$852,751	$59,203	6.9%

Salaries and benefits expense increased $48,325 for the three months ended June 30, 2014 due primarily to a $24,000 increase in retirement fund contributions and a $26,000 increase in salary and benefits expense resulting from an increase in staffing, annual raises and benefit expenses. Professional fees increased $15,174 due to additional regulatory compliance requirements. Other expense decreased $6,269 due primarily to stock-related expenses.

	Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Salaries and benefits	$1,609,654	$1,485,514	$124,140	8.4%
Occupancy	264,398	280,453	(16,055)	(5.7)%
Data processing	202,397	187,763	14,634	7.8%
Professional fees	250,044	216,125	33,919	15.7%
FDIC insurance premiums	51,700	50,243	1,457	2.9%
Other	351,627	356,959	(5,332)	(1.5)%

Total non-interest expense	$2,729,820	$2,577,057	$152,763	5.9%

Salaries and benefits expense increased $124,140 for the nine months ended June 30, 2014 due primarily to a $56,000 increase in retirement fund contributions, a $55,000 increase in salary and benefits expense resulting from an increase in staffing, annual raises and benefit expenses, and a $13,000 increase related to the ESOP. Occupancy expense decreased $16,055 due to lower furniture and fixtures expense. Data processing expense increased $14,634 due to an increase in vendor costs. Professional fees increased $33,919 due to additional regulatory compliance requirements.

Income Taxes. Income tax expense was $206,000 and $600,000 for the three and nine months ended June 30, 2014 compared to $203,000 and $549,000 for the comparable period in 2013. The increase in income tax expense in the 2014 period was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at 35%.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $11.8 million. In addition, at June 30, 2014, we had the ability to borrow a total of approximately $67.0 million from the Federal Home Loan Bank of Pittsburgh. At June 30, 2014, we had $4.5 million in FHLB advances outstanding.

At June 30, 2014, we had $14.5 million in loan commitments outstanding, which consisted of commitments to grant $2.0 million in loans, $2.4 million in commercial leases and $50,000 in lines of credit. At June 30, 2014, we had $5.6 million in undisbursed lines of credit, $3.3 million in undisbursed construction loans and $485,000 in undisbursed loans in process.

Certificates of deposit due within one year of June 30, 2014 totaled $29.7 million, representing 49.7% of certificates of deposit, and 24.3% of total deposits at June 30, 2014. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2015.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2014, the Company had $496,000 in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of June 30, 2014, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 24.24%, 22.99% and 14.60%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At June 30, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the nine months ended June 30, 2014, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, as filed with the SEC on December 20, 2013. As of June 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publically Announced Plans or Programs	(d) Maximum Number of Shares Yet To Be Purchased Under the Plans or Programs (1)
April 1 through April 28	—	—	—	40,717
May 1 through May 31	627	$18.00	627	40,090
June 1 through June 30	—	—	—	40,090

Total	627		627

(1)	On February 22, 2012, the Board of Directors of the Company authorized the repurchase of up to 131,470 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: August 13, 2014	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: August 13, 2014	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)