Form 10-K
period 2014-09-30
Eureka Financial Corp.
filed 2014-12-29
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2014 was $18,574,000.

The number of shares outstanding of the registrant’s common stock as of December 12, 2014 was 1,213,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders

are incorporated by reference in Part III of this Form 10-K.

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

Market Area

We are headquartered in Pittsburgh, Pennsylvania, which is located in Allegheny County. We maintain two offices in the Oakland and Shaler sections in the Pittsburgh metropolitan area, which we consider to be our primary market area. Our market area has a broad range of private employers, and has changed its focus from heavy industry to more specialized industries, including technology, health care, education and finance service providers. Allegheny County, Pennsylvania is the headquarters for several Fortune 500 companies, including H.J. Heinz, USX Corporation and Alcoa Inc. The largest employers in the Pittsburgh metropolitan area, the population of which was estimated to be approximately 2.4 million in 2014, include the United States government, the Commonwealth of Pennsylvania, the University of Pittsburgh Medical Center and the University of Pittsburgh. Seven colleges and universities are located in the greater Pittsburgh area.

Our market area did not fully benefit from the national economic expansion nor has our market area been as negatively impacted as other parts of the country during the recent economic recession. As a result of the recession, the national unemployment rate increased to over 10% and real estate prices across the country have declined substantially in many markets. Our market area was not insulated from the impact of the economic downturn. While still dramatically higher than a couple of years ago, our market area’s unemployment rates have generally fared slightly better than Pennsylvania and nationally. As of September 2014, U.S. Department of Labor statistics reflected that Allegheny County had an unemployment rate of 4.5% compared to Pennsylvania and national unemployment rates of 5.7% and 5.9%, respectively.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. As of June 30, 2014, the most recent date for which information is available, we held 0.16% of the deposits in Allegheny County, which is the 20th largest market share out of 35 financial institutions in the county. In addition, larger banks such as PNC Bank, Citizens Bank, Dollar Bank, First Niagara Bank and First Commonwealth Bank, also operate in our market areas. These institutions are significantly larger than we are and, therefore, have greater resources.

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

We generally do not make one- to four-family fixed rate residential loans with loan-to-value ratios exceeding 80% of the lesser of the appraised value or purchase price at the time the loan is originated. However, we have the ability to originate one- to four-family residential loans of up to 95% of the value of properties located in our primary market area for qualified first-time home buyers and do not require private mortgage insurance on these loans. At September 30, 2014, we had no residential loans with a loan-to-value ratio exceeding 95% at the time of origination. We require properties securing mortgage loans to be appraised by an independent appraiser approved by us. In addition, we generally require title insurance on all first mortgage loans. Borrowers must also generally obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan. Our one- to four-family residential mortgage loans also generally include due-on-sale clauses, which permit us to deem a loan immediately due and payable if the borrower transfers ownership of the property securing the loan without our consent.

At September 30, 2014, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $599,600 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing accordance with its contractual terms at September 30, 2014.

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

At September 30, 2014, our largest outstanding multi-family or commercial real estate loan was a multi-family loan for $2.2 million secured by an apartment building located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2014.

Commercial Leases and Lines of Credit. We purchase, through an unrelated party with whom we have worked for the past thirteen years, commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than traditional one- to four-family residential mortgage loans. The commercial leases we purchase generally have a two- to seven-year amortization period and the balances on these loans generally range from $1,000 to $1.4 million. At September 30, 2014, our largest aggregate exposure to one commercial lease borrower was $1.5 million. The commercial leases comprising this relationship were made to a borrower located in the Pittsburgh metropolitan area and are secured by school busses. These loans were performing in accordance with their contractual terms at September 30, 2014. To a significantly lesser extent, we also originate commercial leases to qualified borrowers. At September 30, 2014, our originated commercial leases totaled $1.2 million. Our purchased commercial leases, which totaled $15.6 million at September 30, 2014, are originated by a leasing corporation that services the loans and remits payments from the borrowers to us. These loans are generally secured by, among other things, equipment, machinery, computers, medical devices and school buses, and some are personally guaranteed by the lessor. We generally maintain a first lien on the collateral securing the loans. Our commercial leases are primarily made to tool and die companies, hospitals, universities, machine tool shops and schools. These leases generally have higher loan-to-value ratios than residential mortgages and repayment is typically dependent upon the success of the borrower’s business.

We also originate adjustable-rate commercial lines of credit to business customers with interest rates based on the prime rate, as published in the Wall Street Journal. Our commercial lines of credit permit borrowers to make monthly interest-only payments and are generally secured by commercial, investment or residential real estate and accounts receivable. At September 30, 2014, the outstanding balance of our commercial lines of credit was $4.8 million, with $4.8 million remaining in available credit.

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

At September 30, 2014, our largest outstanding construction loan had an outstanding balance of $1.5 million and was secured by a shopping mall located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2014.

Consumer Loans. To a lesser extent, we also offer a variety of consumer loans, including home equity loans, lines of credit and home improvement loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We offer fixed-rate home equity loans to applicants who maintain owner-occupied or single-family dwellings. Generally, the amount of the home equity loan is based on the total indebtedness of the property and, when combined with the first mortgage loan on the property, will not exceed 80% of the appraised value of the property. We also offer home equity lines of credit with maximum line amounts of $100,000 and minimum line amounts of $10,000. In addition, we offer unsecured improvement and share and passbook loans to qualifying borrowers. At September 30, 2014, we had $643,000 in unsecured consumer loans.

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

At September 30, 2014, we were a participating lender on 12 loan relationships with one local financial institution totaling $8.5 million, which are secured primarily by commercial real estate. These loans are being serviced by the lead lender. We expect to continue to purchase similar participation interests when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

From time to time, we will also sell participation interests in loans where we are the lead lender and servicer. At September 30, 2014, we were the lead lender on two loan relationships totaling $4.5 million, of which we owned $2.5 million and serviced $2.0 million for other banks. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate loans that approach or exceed our lending limits.

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

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited by regulation to 15% of our stated capital and reserves. At September 30, 2014, our general regulatory limit on loans to one borrower was approximately $3.3 million. At that date, our largest lending relationship consisted of 10 loans totaling $2.9 million, which were primarily secured by multi-family properties. These loans were performing in accordance with their contractual terms at September 30, 2014.

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

We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, mortgage-backed securities, mortgage derivative securities and stocks, municipal bonds, mutual funds and debentures which are backed by government related agencies. However, we had no investments in mortgage derivative securities at September 30, 2014 and currently have no intention of purchasing these types of securities. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

At September 30, 2014, our investment portfolio had an amortized cost of $11.4 million and a fair value of $11.2 million and consisted primarily of government agency debentures.

Deposit Activities and Other Sources of Funds

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. We attract deposits in our primary market area through advertising and through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. During 2014, we began participating in the Certificate of Deposit Account Registry Service (“CDARS”) one-way buy deposit program. This program helps the Bank obtain large blocks of funding and diversify its wholesale funding options. The Company is able to obtain one-way buy deposits up to a maximum amount of 15% of total assets. The deposits obtained through the one-way buy program are considered brokered deposits. At September 30, 2014, we had $11.0 million in CDARS one-way buy deposits. We also offer our in-market retail and commercial customers’ access to a CDARS program, which provides them the ability to receive Federal Deposit Insurance Corporation insurance on deposits up to $50.0 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences. We generally review our deposit mix and pricing on a monthly basis. Our current strategy is to offer competitive rates and to be in the middle to top third of the market for rates on a variety of retail and business deposit products.

Borrowings. We periodically utilize borrowings from the Federal Home Loan Bank of Pittsburgh to provide additional liquidity, aside from deposits, to fund our loans and investments. As of September 30, 2014, we had no outstanding borrowings with the Federal Home Loan Bank of Pittsburgh.

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

Below is information regarding our executive officer who is not also a director. Age is as of September 30, 2014.

Gary B. Pepper is Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Pepper has been employed by the Bank since 1991 and has served in various positions with the Bank since that time. He is also the President of the Financial Security Officers Association of Western Pennsylvania. Age 56.

Personnel

As of September 30, 2014, we had 18 full-time employees and three part-time employees. We believe our relationship with our employees is good.

Regulation and Supervision

The Bank is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. The Bank must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate the Bank’s safety and soundness and compliance with various laws and regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation or through legislation, could have a material adverse impact on our operations.

Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. To the extent statutory or regulatory provisions are described in this section, such descriptions are not intended to be a complete explanation of such statutes and regulations and their effects on the Company and the Bank.

Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and the responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency on June 21, 2011. On the same date, responsibility for the regulation and supervision of savings and loan holding companies was transferred to the Board of Governors of the Federal Reserve System.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender (“QTL”) test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) on a monthly basis in 9 out of every 12 months.

A savings institution that fails the QTL test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law and could impose dividend limitations. As of September 30, 2014, the Bank met the QTL test.

Limitations on Capital Distributions. Federal regulations restrict capital distributions by a savings institution, such as cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. Under the regulations, an application to and the prior approval of the Federal Reserve Board is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide prior notice to the Federal Reserve Board of the capital distribution since it is a subsidiary of the holding company. Notice must also be provided to the OCC. If the Bank’s capital fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.

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

The Sarbanes-Oxley Act generally prohibits loans by the Bank to its executive officers and directors. However, the law maintains a specific exemption for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. The Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities controlled by such persons, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and may not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. There are additional restrictions on extensions of credit to executive officers.

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

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses is includable in supplementary capital up to 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2014 the Bank met each of its capital requirements.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2014 of $302,500.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally require that, effective January 1, 2015, reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied over $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank has complied with the foregoing requirements.

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

Holding Company Regulation

As a savings and loan holding company, the Company is subject to Federal Reserve Board regulations, examinations, supervision, and reporting requirements. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulatory and Supervision – Federal Savings Institution Regulation – Capital Requirements.”

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases. The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weakness or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

Federal Taxation

We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations for years before 2006 and for the year 2010. We report our income on a fiscal year basis ending in September using the accrual method of accounting. The maximum federal income tax rate is 34%.

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

State Taxation

The Company is subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2014 and 2013 was 9.99% and was imposed on the Bank’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.	RISK FACTORS

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Although economic conditions have improved since the end of the economic recession in June 2009, economic growth has been slow and uneven, unemployment remains high and concerns still exist over the federal deficit and government spending, which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies, increases in our levels of non-performing and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our emphasis on multi-family and commercial lending may expose us to increased lending risks.

At September 30, 2014, $64.4 million, or 49.6%, of our loan portfolio consisted of multi-family and commercial real estate loans, commercial leases and commercial lines of credit. Commercial lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or multi-family and commercial real estate loans, commercial leases and lines of credit may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

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

In addition, loan volumes are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our asset quality, loan origination volume and overall profitability. In addition, our deposits are subject to increases in interest rates and as interest rates rise we may lose these deposits if we do not pay competitive interest rates, which may affect our liquidity and profits.

Our emphasis on residential mortgage loans exposes us to lending risks.

At September 30, 2014, $61.4 million, or 47.3%, of our loan portfolio consisted of residential mortgage loans, and $1.9 million, or 1.4%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Legislative financial reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including the Company, became regulated by the Federal Reserve Board.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implementation of federal consumer financial protection and fair lending laws for the depository institution regulators. Furthermore, the Dodd-Frank Act repealed payment of interest on commercial demand deposits, forced originators of securitized loans to retain a percentage of the risk for the transferred loans, required regulatory rate-setting for certain debit card interchange fees and contained a number of reforms related to mortgage origination. In response to the changing regulatory environment, we have made enhancements to people, processes, and controls to ensure we are complying with new regulations. It is unclear what impact the Dodd-Frank Act will have on our business in the future as many of the regulations under the act are still being developed. However, we expect that we will need to continue to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or that would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision—Federal Savings Institution Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

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

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

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

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2014, the most recent date for which information is available, we held 0.16% of the deposits in Allegheny County, in which both of our offices are located. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our two full-service banking offices in Pittsburgh. We own our main office and lease our Shaler office. The lease expires in 2017. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $1.1 million at September 30, 2014.

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

			Dividend Paid
	High	Low	Per Share

Year Ended September 30, 2014
Fourth quarter	$19.29	$17.90	$0.10
Third quarter	19.75	18.00	0.10
Second quarter	18.40	17.50	0.10
First quarter	22.00	17.25	0.10

			Dividend Paid
	High	Low	Per Share

Year Ended September 30, 2013
Fourth quarter	$17.50	$17.00	$0.08
Third quarter	17.75	16.00	0.08
Second quarter	17.55	16.46	0.08
First quarter	17.00	14.30	0.08

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

As of December 2, 2014, the Company had 333 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities

The following table provides certain information with regard to shares repurchased by the Company in the fourth quarter of fiscal 2014.

Period (1)	(a) Total number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or units) Purchased as Part of Publically Announced Plans or Programs	(d) Maximum Number (or Appropriate Dollar Value) of Shares (or units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2014 through July 31, 2014	11,615	$18.25	11,615	36,118

August 1, 2014 through August 31, 2014	21,242	$18.49	21,242	24,503

September 1, 2014 through September 30, 2014	—	—	—	125,808

Total	32,857		32,857

(1)	On February 22, 2012, the Company’s board of directors authorized a stock repurchase program to acquire up to 10% of the Company’s outstanding common stock (the “2012 Repurchase Program”). The repurchase program became effective on March 1, 2012. The repurchase program will continue until it is completed or terminated by the board of directors. On September 16, 2014, the Company’s board of directors authorized an additional stock repurchase program, which authorized the repurchase of 10% of the Company’s outstanding common stock, or 122,547 shares. The repurchase program will begin after the expiration of the 2012 Repurchase Program and will continue until it is completed or terminated by the board of directors.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At or for the Year Ended
	September 30,
	2014	2013
	(In thousands, except per
	share data)

Financial Condition Data:
Total assets	$152,187	$140,950
Cash and cash equivalents	9,640	7,181
Securities available for sale	8,404	6,292
Securities held-to-maturity	2,772	2,776
Loans receivable, net	128,030	121,446
Deposits	127,861	117,457
Total stockholders’ equity	22,694	21,986

Operating Data:
Interest income	$6,813	$6,755
Interest expense	870	1,148

Net interest income	5,943	5,607
Provision for loan losses	62	157

Net interest income after provision for loan losses	5,881	5,450
Non-interest income	101	138
Non-interest expense	3,652	3,446

Income before income tax expense	2,330	2,142
Income tax expense	801	749

Net income	$1,529	$1,393

Per Share Data:
Earnings per share, basic	$1.29	$1.14
Earnings per share, diluted	1.28	1.14
Dividends	0.40	0.32

	At or for the Year Ended
	September 30,
	2014	2013

Performance Ratios:
Return on average assets	1.04%	0.99%
Return on average equity	6.83	6.20
Dividend payout ratio	31.01	28.07
Interest rate spread (1)	4.00	3.92
Net interest margin (2)	4.13	4.11
Non-interest expense to average assets	2.48	2.45
Efficiency ratio (3)	60.43	59.98
Average interest-earning assets to average interest-bearing liabilities	121.73	121.52
Average equity to average assets	15.22	15.99

Capital Ratios:
Total equity to total assets	14.91	15.60
Tier 1 capital (to adjusted assets) (4)	14.32	14.91
Tier 1 capital (to risk-weighted assets) (4)	22.41	22.55
Total risk-based capital (to risk-weighted assets) (4)	23.66	23.80

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.05	1.06
Allowance for loan losses as a percent of non-performing loans and accruing loans of 90 days or more past due	160.49	149.93
Net charge-offs to average outstanding loans during the period	—	—
Non-performing loans as a percent of total loans	0.65	0.70
Non-performing loans as a percent of total assets	0.56	0.61

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities.
(4)	Ratios are for the Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Professional fees include fees paid to our independent auditors, attorneys and consultants.

Federal Deposit Insurance Corporation assessments are a specified percentage of assessable deposits, depending on the risk characteristics of the institution.

Other non-interest expense includes expenses for stationery, printing, marketing, supplies, telephone, postage, insurance premiums and other fees and expenses.

Our Business Strategy

The following are the key elements of our business strategy:

•	Improve earnings through continued loan diversification. Historically, we have emphasized the origination of one-to four-family real estate loans secured by homes in our market area. A majority of these real estate loans are secured by non-owner occupied residences located in our primary market area. These real estate loans house college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. In addition, we have also emphasized the purchase and, to a lesser extent, origination of commercial leases and lines of credit. Going forward, we intend to continue to emphasize loan diversification as a means of improving our earnings, as commercial leases and lines of credit generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the interest rate sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Non-performing loans and accruing loans delinquent 90 days or more were 0.65% and 0.70% of our total loan portfolio at September 30, 2014 and 2013, respectively. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to adhere to our philosophy of managing lending risks through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 45.0% of our total deposits at September 30, 2014 compared to 42.3% of our total deposits at September 30, 2013. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.

•	Actively manage our balance sheet. The recent severe economic recession has underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels and liquidity. In addition, our diverse loan mix improves our net interest margin and reduces the exposure of our net interest income and earnings to interest rate fluctuations. We will continue to manage our interest rate risk by maintaining the diversification in our loan portfolio and monitoring the maturities in our deposit portfolio. Moreover, it is expected that existing minimum regulatory capital ratios may be increased by regulatory agencies in response to market and economic conditions. However, we anticipate that we will continue to exceed any such increase in minimum regulatory capital ratios.

•	Continued expense control. Management continues to focus on the level of non-interest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Our efficiency ratio was 60.43% and 59.98% for the years ended September 30, 2014 and 2013, respectively.

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

Financial Condition

General. At September 30, 2014, assets were $152.2 million, an increase of $11.2 million, or 7.9%, from $141.0 million at September 30, 2013 due to an increase in loans, investment securities and cash and cash equivalents. Securities increased $2.1 million, or 23.2%, during the year ended September 30, 2014 primarily as a result of purchases of $4.0 million in longer-term government agency debentures, reflecting investment of excess deposits, offset by maturities, calls, and principal repayments of $2.6 million. The securities purchased were classified as available for sale in order to provide additional liquidity sources. Loans receivable, net, increased by $6.7 million to $128.1 million at September 30, 2014 from $121.4 million at September 30, 2013, primarily due to increases in one-to four-family non owner-occupied loans. The increase was primarily the result of our continued offering of competitive rates, strong customer service and continued borrowings by long-standing relationships, as well as improvements in market conditions and loan demand. Cash and cash equivalents increased by $2.4 million, or 34.2%, as excess cash was used to fund loan growth.

Liabilities were $129.5 million at September 30, 2014, an increase of $10.5 million, or 8.8%, from $119.0 million at September 30, 2013. Deposits increased $10.4 million to $127.9 million during the year ended September 30, 2014 primarily a result of an increase in savings accounts, money market accounts and CDARS one-way buy brokered deposits offset by a decline in certificates of deposit.

Stockholders’ equity increased $708,000 to $22.7 million at September 30, 2014 from $22.0 million at September 30, 2013. The increase was primarily the result of net income of $1.5 million, offset by dividends of $0.40 per share at a cost of $496,000 and the repurchase of 41,833 shares at a cost of $769,000.

Loans. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2014		2013
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)

Real estate loans:
One- to four-family real estate – owner-occupied	$21,556	16.62%	$20,485	16.65%
One- to four-family real estate – non-owner-occupied	39,186	30.21	32,748	26.63
Construction	2,563	1.98	3,847	3.13
Multi-family	18,699	14.42	17,708	14.40
Commercial real estate	21,636	16.68	22,682	18.44

Total real estate loans	103,640	79.91	97,470	79.25
Consumer loans:
Home equity and second mortgages	1,881	1.45	1,235	1.00
Secured loans	158	0.12	188	0.15

Total consumer loans	2,039	1.57	1,423	1.15
Commercial leases and loans (2)	19,231	14.83	20,074	16.32
Commercial lines of credit	4,790	3.69	4,030	3.28

Total loans	129,700	100.00%	122,997	100.00%

Less:
Deferred loan premiums and origination fees, net	(309)		(252)
Allowance for loan losses	(1,361)		(1,299)

Net loans	$128,030		$121,446

(1)	Amounts listed are net of undisbursed portions.
(2)	Includes $16.8 million and $17.4 million in commercial leases at September 30, 2014 and 2013, respectively.

Loan Maturity. The following table sets forth certain information at September 30, 2014 regarding scheduled contractual maturities during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	September 30, 2014
	One- to four- family real estate - owner- occupied	One- to four- family real estate - non-owner- occupied	Construction	Multi- family real estate	Commercial Real Estate	Home Equity and Second Mortgages	Secured Loans	Commercial Leases and Loans	Commercial Lines of Credit	Total Loans
	(in thousands)
Amounts due in:
One year or less	$2	$19	$930	$11	$53	$700	$32	$1,148	$4,790	$7,685
More than one year to two years	20	58	1,633	60	817	18	20	3,379	—	6,005
More than two year to three years	30	181	—	125	13	30	22	4,366	—	4,767
More than three years to five years	261	679	—	1,048	1,159	739	18	9,912	—	13,816
More than five years to ten years	2,554	4,690	—	5,376	4,427	359	10	426	—	17,842
More than ten years to fifteen years	4,286	22,158	—	5,035	11,045	35	56	—	—	42,615
More than fifteen years	14,403	11,401	—	7,044	4,122	—	—	—	—	36,970

Total	$21,556	$39,186	$2,563	$18,699	$21,636	$1,881	$158	$19,231	$4,790	$129,700

The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2014 that are due after September 30, 2015 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
	(in thousands)

Real estate loans:
One- to four-family real estate – owner-occupied	$21,554	$—	$21,554
One- to four-family real estate - non-owner- occupied	35,396	3,771	39,167
Construction	171	1,462	1,633
Multi-family real estate	12,089	6,599	18,688
Commercial real estate	10,458	11,125	21,583
Home equity and second mortgages	1,181	—	1,181
Secured loans	126	—	126
Commercial leases and loans	18,083	—	18,083
Commercial lines of credit	—	—	—

Total loans	$99,058	$22,957	$122,015

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2014		2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
		(In thousands)

Securities held to maturity:
Obligations of state and political subdivisions	$2,023	$2,057	$2,026	$1,963
U.S government agency securities	750	684	750	624

Total held-to-maturity securities	2,773	2,741	2,776	2,587

Securities available for sale:
Obligations of state and political subdivision	591	587	592	548
U.S. government agency securities	7,996	7,816	6,248	5,743
Freddie Mac mortgage-backed certificates	1	1	1	1
Fannie Mae mortgage-backed certificates	4	5	7	8

Total available-for-sale securities	8,592	8,409	6,848	6,300

Total securities	$11,365	$11,150	$9,624	$8,887

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $302,500 at September 30, 2014. The Federal Home Loan Bank of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

At September 30, 2014, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at September 30, 2014.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2014. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

			More than		More than
	One Year or Less		1 Year to 5 Years		5 Years to 10 Years		More than 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Obligations of state and political subdivisions	$146	0.83%	$146	1.14%	$488	8.79%	$1,834	4.68%	$2,614	5.01%
U.S. government agency securities	—	—	—	—	—	—	8,746	3.03%	8,746	3.03%

Freddie Mac certificates	—	—	—	—	1	8.00%	—	—%	1	8.00%

Fannie Mae certificates	—	—	3	6.81%	—	—	1	6.50%	4	6.73%

Total securities	$146	0.83%	$149	1.12%	$489	8.78%	$10,581	2.75%	$11,365	3.01%

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash and interest-bearing deposits in other banks. Cash and cash equivalents increased $2.5 million to $9.6 million during the year ended September 30, 2014 primarily as a result of an increased in interest-bearing accounts in other banks, which was used to fund loan growth.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of non-interest-bearing demand accounts, interest-bearing NOW accounts, money market accounts, savings accounts, certificates of deposit and CDARS. These deposits are provided primarily by individuals and businesses within our primary market area. CDARS one-way buy deposits are considered brokered deposits and are originated outside of our primary market area.

The following table sets forth the average balances of our deposit products at the dates indicated.

	At September 30,
	2014		2013
		Weighted		Weighted
	Average	Average	Average	Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Non-interest-bearing demand deposits	$5,446	—%	$4,427	—%
Interest-bearing demand deposits	23,976	0.16	20,653	0.16
Savings accounts	23,350	0.10	21,584	0.12
Time deposits	66,585	1.19	69,510	1.57

Total	$119,357		$117,457

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2014. Jumbo certificates of deposit require minimum deposits of $100,000.

Jumbo
Certificates of
Maturity Period at September 30, 2014	Deposits
(In thousands)
Three months or less	$10,457
Over three months through six months	8,349
Over six months through twelve months	6,213
Over twelve months	12,454

Total	$37,473

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
	2014	2013
	(In thousands)
0.00% - 1.00%	$42,450	$27,683
1.01% - 2.00%	11,954	14,557
2.01% - 3.00%	13,303	20,725
3.01% - 4.00%	1,953	2,747
4.01% - 5.00%	126	362
5.01% - 6.00%	588	1,657

Total	$70,374	$67,731

The following table sets forth the amount and maturities of time deposits classified by rates at September 30, 2014.

	Amount Due					Percent of
		One	Two			Total Time
	Less than	Year to	Years to	More Than		Deposit
	One Year	Two Years	Three Years	Three Years	Total	Accounts
			(Dollars in thousands)
0.00% - 1.00%	$36,629	$3,492	$2,134	$196	$42,451	60.3%
1.01% - 2.00%	1,830	2,444	1,465	6,215	11,954	17.0
2.01% - 3.00%	2,710	657	228	9,707	13,302	18.9
3.01% - 4.00%	89	198	121	1,544	1,952	2.8
4.01% - 5.00%	126	—	—	—	126	0.2
5.01% - 6.00%	558	30	—	—	588	0.8

Total	$41,942	$6,821	$3,948	$17,662	$70,373	100.0%

Results of Operations for the Years Ended September 30, 2014 and 2013

Overview.

	Years Ended September 30,
	2014	2013
	(Dollars in thousands, except per share amounts)
Net Income	$1,529	$1,393
Basic earnings per share	1.29	1.14
Diluted earnings per share	1.28	1.14
Average equity to average assets	15.22%	15.99%

For the year ended September 30, 2014, net income increased to $1.5 million from $1.4 million for the 2013 fiscal year primarily as a result of an increase in total interest income and decreases in total interest expense and the provision for loan losses, offset by a decrease in non-interest income and an increase in non-interest expense.

Net Interest Income. For the year ended September 30, 2014, net interest income increased $336,000 compared to the year ended September 30, 2013 due to an increase in interest income and a decrease in interest expense.

Interest income increased $58,000 to $6.81 million for the year ended September 30, 2014 from $6.75 million for the year ended September 30, 2013. This increase was primarily the result of a $69,000 increase in interest income on loans to $6.5 million from $6.4 million for fiscal 2013, which consists of a $7.3 million increase in the average balance offset by a 26 basis point decrease in the average yield. Interest income on investment securities and interest-bearing deposits decreased $11,000 from $313,000 to $302,000 for fiscal 2014 as a result of a 7 basis point decrease in the average yield offset by a $113,000 increase in the average balance.

Interest expense decreased $278,000 for the year ended September 30, 2014 compared to the year ended September 30, 2013 due primarily to a decrease in the average cost of deposits, offset by an increase in the average balance of interest-bearing liabilities. The decrease in the average cost of deposits was primarily due to a $264,000 decrease in interest paid on certificates of deposit due to a 33 basis point decrease in the average cost and a $36,000 decrease in interest paid on IRA accounts due to a 31 basis point decrease in the average cost. Average interest-bearing liabilities increased $6.4 million in fiscal 2014 to $118.1 million from $111.7 million in fiscal 2013.

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

	At September 30, 2014		2014			2013
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Interest-earning assets:
Loans receivable (1)	$128,099	5.08%	$125,397	$6,511	5.19%	$118,094	$6,442	5.46%
Investments securities and interest bearing deposits (2)	21,124	1.43	18,383	302	1.64	18,270	313	1.71

Total interest-earning assets	149,223	4.57	143,780	6,813	4.74	136,364	6,755	4.95
Non-interest earning assets	2,964		3,288			4,192

Total Assets	$152,187		$147,068			$140,556

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$27,966	0.14%	$23,976	39	0.16%	$20,653	33	0.16%
Passbook and savings accounts	23,881	0.10	23,350	23	0.10	21,584	25	0.12
IRA accounts	8,492	1.66	8,576	141	1.64	9,068	177	1.95
Certificates of deposit	48,264	1.32	52,107	637	1.22	58,277	902	1.55
CDARS	13,618	0.13	5,902	17	0.29	2,165	11	0.51
Other liabilities	—	—	4,208	12	0.29	—	—	—

Total interest-bearing liabilities	122,221	0.70	118,118	869	0.74	111,747	1,148	1.03
Non-interest bearing liabilities	7,272		6,565			6,331

Total Liabilities	129,493		124,683			118,078
Stockholders’ equity (3)	22,694		22,385			22,478

Total Liabilities and stockholders’ equity	$152,187		$147,068			$140,556

Net interest income				$5,944			$5,607
Interest rate spread (4)		3.86%			4.00%			3.92%

Net yield on interest-earning assets (5)		3.98%			4.13%			4.11%

Ratio of average interest-earning assets to average interest-bearing liabilities		122.09%			121.73%			121.52%

(1)	Average balances include non-accrual loans with respect to which income is recognized on a cash basis.
(2)	Includes interest-bearing deposits in other financial institutions, investment securities and mortgage-backed securities.
(3)	Includes unrealized gains on available for sale securities.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended September 30, 2014 Compared to Year Ended September 30, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(319)	$388	$69
Investment securities	(12)	1	(11)

Total interest-earning assets	(331)	389	58

Interest Expense:
NOW accounts	1	5	6
Passbook & club accounts	(4)	2	(2)
IRA Accounts	(27)	(9)	(36)
Certificates of deposit	(175)	(89)	(264)
CDARS	(6)	12	6
FHLB advances	6	6	12

Total interest-bearing liabilities	(205)	(73)	(278)

Net change in interest income	$(126)	$462	$336

Provision for Loan Losses. For the year ended September 30, 2014, the provision for loan losses decreased $95,000 to $62,000 from $157,000 for the year ended September 30, 2013. A smaller increase in the allowance for loan losses was needed in 2014 because the growth in the loan portfolio was in less risky one-to four-family real estate loans, which have a lower risk classification than commercial real estate or commercial lease loans. The risk-based approach to calculating the loan portfolio’s general valuation allowance assigns a risk classification and subsequent reserve percentage to every loan, either individually or as a classification, that is in our portfolio. Individual loan risk classifications are adjusted annually, on an as needed basis, when the loans are internally and externally reviewed. Total non-performing residential loans increased to $36,000 at September 30, 2014 from $0 at September 30, 2013. A commercial lease with a balance of $388,000 and a commercial line of credit with a balance of $424,000 as of September 30, 2014 are considered impaired loans. We had no charge-offs for the years ended September 30, 2014 and 2013.

An analysis of the changes in the allowance for loan losses is presented under “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. The following table shows the components of non-interest income for the years ended September 30, 2014 and 2013.

	Years Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Fees on NOW accounts	$33	$36	$(3)	(8.3)%
ATM Surcharge fees	12	13	(1)	(7.7)
Increase in cash surrender value of life insurance policies	31	38	(7)	(18.4)
Other income	25	51	(26)	(51.0)

Total non-interest income	$101	$138	$(37)	(26.8)%

Non-interest income decreased $37,000 for the year ended September 30, 2014 compared to the year ended September 30, 2013. The decrease was related to a $7,000 decrease in the cash surrender value of life insurance policies and the $20,000 automobile trade-in allowance that occurred in fiscal year 2013.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended September 30, 2014 and 2013.

	Years Ended September 30,
	2014	2013	$ Change	% Change
	(Dollars in thousands)

Salary and benefits	$2,150	$1,983	167	8.4%
Occupancy	350	375	(25)	(6.7)
Data processing	272	254	18	7.1
Professional fees	346	291	55	18.9
FDIC insurance premiums	70	67	3	4.5
Charitable contributions	90	87	3	3.4
Other	375	389	(14)	(3.6)

Total non-interest expense	$3,653	$3,446	207	6.0%

The increase in non-interest expense for the year ended September 30, 2014 was primarily due to a $167,000 increase in salary and benefits expense, and $55,000 increase in professional fees. The increase in salary and benefits expense was related to an $82,000 increase in retirement fund contribution, a $70,000 increase in salary expense, and a $15,000 increase in ESOP benefits expense. The increase in data processing expense was related to additional technology services. The increase in professional fees was due to increasing regulatory compliance. The decrease in occupancy expense was related to less depreciation expense charged on Company assets.

Income Taxes. We recorded income tax expense of $801,000 for the year ended September 30, 2014 compared to an income tax expense of $749,000 for the year ended September 30, 2013. This change in the provision for income taxes was primarily related to an increase in income before tax. The effective tax rate for fiscal year 2014 was 34.37% compared to 34.95% for the 2013 fiscal year.

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

	At September 30,
	2014	2013
	(Dollars in thousands)
Non-accruing loans:
One- to four-family real estate	$36	$—
Commercial leases and loans	388	442

Commercial lines of credit	424	424

Total non-performing loans	848	866

Assets acquired through foreclosure	—	—

Total non-performing assets	$848	$866

Total non-performing loans to total loans	0.65%	0.70%
Total non-performing loans to total assets	0.56	0.61
Total non-performing assets to total assets	0.56	0.61

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses — Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended September 30, 2014 and 2013 had non-accruing loans been current according to their original terms was approximately $36,000 and $32,000, respectively. Interest income included in net income for these loans for the years ended September 30, 2014 and 2013 was $2,000 and $0, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2014	2013
	(In thousands)

Special mention assets	$192	$376
Substandard assets	812	424
Doubtful assets	—	—
Loss	—	—

Total criticized and classified assets	$1,004	$800

At September 30, 2014, substandard assets were comprised of a $424,000 commercial line of credit and a $388,000 commercial lease. At September 30, 2013, substandard assets were comprised of a $424,000 commercial line of credit.

At September 30, 2014, Eureka Bank had nine loans classified as special mention, which were comprised of five one- to four-family residential real estate loans, two commercial lines of credit and two home equity lines of credit. At September 30, 2013, Eureka Bank had nine loans classified as special mention, which were comprised of six one- to four-family residential real estate loans, one commercial line of credit and two commercial leases.

Other than as disclosed in the above tables, there are no other loans at September 30, 2014 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,
	2014			2013
	30-59 days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	30-59 days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
	(In thousands)
One-to four-family real estate	$257	$—	$36	$116	$60	$—
Home equity and second mortgages	—	—	—	—	19	—
Commercial leases and loans	—	—	388	193	—	—
Commercial lines of credit	—	—	424	—	—	424

Total	$257	$—	$848	$309	$79	$424

At September 30, 2014, delinquent loans were comprised of two one- to four-family residential real estate loans. At September 30, 2013, delinquent loans were comprised of two one- to four-family residential real estate loans, one home equity line of credit, and one commercial line of credit.

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

At September 30, 2014, our allowance for loan losses was $1.4 million, or 1.05% of loans receivable, net and 160.49% of non-performing loans. At September 30, 2013, our allowance for loan losses was $1.3 million, or 1.06% of loans receivable, net and 149.93% of non-performing loans. Non-performing loans at September 30, 2014, were $848,000 or 0.65% of loans receivable, net compared to $866,000, or 0.70% of loans receivable, net at September 30, 2013. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, the allowance for loan losses may not be adequate to cover losses which may be realized in the future and additional provisions for loan losses may be required.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2014		2013
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate - owner-occupied	$156	16.62%	$157	16.65%
One- to four-family real estate - non-owner- occupied	308	30.21	268	26.63
Construction	36	1.98	19	3.13
Multi-family real estate	141	14.42	142	14.40
Commercial real estate	223	16.68	270	18.44
Consumer loans:
Home equity and second mortgages	8	1.45	7	1.00
Secured loans	—	0.12	—	0.15
Commercial leases and loans	271	14.83	247	16.32
Commercial lines of credit	51	3.69	46	3.28
Non-allocated	167	—	143	—

Total allowance for loan losses	$1,361	100.00%	$1,299	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended September 30,
	2014	2013

Allowance at beginning of year	$1,299	$1,142

Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—

Provision for loan losses	62	157

Allowance at end of year	$1,361	$1,299

Allowance for loan losses to non-performing loans	160.49%	149.93%
Allowance for loan losses to total loans at the end of the year	1.05	1.06
Net charge-offs to average loans outstanding during the year	—	—

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

We have made a significant effort to increase our level of lower-cost deposits as a method of enhancing profitability. At September 30, 2014, we had 44.96% of our deposits in lower-cost passbook and interest-bearing and non-interest bearing demand accounts compared to 42.3% at September 30, 2013. Such deposits have traditionally remained relatively stable and would be expected to be only moderately affected by changes in interest rates.

Net Portfolio Value Analysis. We use a net portfolio value analysis prepared by a consultant to review our level of interest rate risk. Such analysis measures interest rate risk by computing changes in the net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, these analyses are not performed for decreases of more than 100 basis points.

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in the net portfolio value of the Bank at September 30, 2014, which is the most recent date for which information is available, that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as a % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in Thousands)

+400 bp	$19,619	$(10,908)	(36)%	13.93%	(520)
+300 bp	22,552	(7,975)	(26)	15.49	(364)
+200 bp	25,737	(4,790)	(16)	17.07	(206)
+100 bp	28,689	(1,838)	(6)	18.43	(70)
0 bp	30,527	—	—	19.13	—
- 100 bp	31,116	589	2	19.09	(4)

The changes in our net portfolio value shown in the preceding table that would occur reflects: (1) that a substantial portion of our interest-earning assets are fixed-rate loans and fixed-rate investment securities; and (2) the shorter duration of deposits, which reprice more frequently in response to changes in market interest rates.

The interest rate risk model uses various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analyses presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, assumed prepayment rates may not approximate actual future loan repayment activity.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of cash and cash equivalents, deposit inflows, wholesale borrowings, brokered deposits, loan repayments and maturities and liquidation and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, loan prepayments and sales of securities are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy. We use a variety of measures to assess our liquidity needs, which are provided to our board of directors on a regular basis.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $9.6 million at September 30, 2014. In addition, at September 30, 2014, we had the ability to borrow a total of approximately $67.8 million from the Federal Home Loan Bank of Pittsburgh, of which we had no advances outstanding.

At September 30, 2014, we had $3.3 million in loan commitments outstanding, which consisted of commitments to grant $998,000 in loans and $2.3 million in commercial leases and lines of credit. At September 30, 2014, we had $5.4 million in undisbursed lines of credit, $251,000 undisbursed loans in process and $3.2 million in undisbursed construction loans.

Certificates of deposit due within one year of September 30, 2014 totaled $41.9 million, representing 61.02% of certificates of deposit at September 30, 2014. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2014.

The following table presents certain of our contractual obligations as of September 30, 2014.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Operating lease obligations (1)	$177	$58	$119	$—	$—
Other long-term obligations (2)	5	5	—	—	—

Total	$182	$63	$119	$—	$—

(1)	Represents the lease for the Bank’s Shaler branch office.
(2)	Represents obligations relating to branch office signage and the Bank’s mailing system.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts. Deposit flows are affected by the overall levels of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer higher than market rates on certain deposit products to attract deposits.

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended September 30,
	2014	2013
	(In thousands)
Investing activities:
Proceeds from maturities and redemptions of investment securities	$2,255	$12,450
Purchase of investment securities	(4,000)	(8,109)
Net (increase) decrease in loans	(385)	144
Commercial leases purchased	(6,261)	(9,307)
Financing activities:
Increase in deposits	10,403	2,961
Purchase and retirement of common stock	(769)	(1,209)
Payment of dividends	(475)	(403)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulations — Capital Requirements” and the notes to the consolidated financial statements included in this annual report.

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

For the years ended September 30, 2014 and 2013, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)in 1992. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2014 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Items of Business to be Voted on by Stockholders — Item 1 — Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business — Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance— Committees of the Board of Directors — Audit Committee” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Corporate Governance— Directors’ Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2014 for compensation plans under which equity securities may be issued. The Company does not maintain any equity compensation plans that have not been approved by security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	64,907	$15.24	11,456
Equity compensation plans not approved by security holders	—	—	—

Total	64,907	$15.24	11,456

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers — Policies and Procedures Governing Related Persons Transactions” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance Matters — Director Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Audit-Related Matters — Audit Fees” and “Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.1	Specimen Stock Certificate of Eureka Financial Corp. (1)

10.1*	Employment Agreement between Eureka Financial Corp. and Edward F. Seserko, dated as of February 28, 2011 (2)

10.2*	Employment Agreement between Eureka Financial Corp. and Gary B. Pepper, dated as of February 28, 2011 (2)

10.3*	Eureka Financial Corp. 2012 Equity Incentive Plan (3)

21.0	Subsidiaries

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement
(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.
(2)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, as filed with the Securities and Exchange Commission on May 17, 2011.
(3)	Incorporated herein by reference to Appendix A to the definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA FINANCIAL CORP.

Date: December 29, 2014	By:	/s/ Edward F. Seserko
Edward F. Seserko
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward F. Seserko Edward F. Seserko	President, Chief Executive Officer and Director (principal executive officer)	December 29, 2014

/s/ Gary B. Pepper Gary B. Pepper	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)	December 29, 2014

/s/ Mark B. Devlin	Director	December 29, 2014
Mark B. Devlin

/s/ Robert J. Malone	Director	December 29, 2014
Robert J. Malone

/s/ Paul M. Matvey	Director	December 29, 2014
Paul M. Matvey

/s/ Dennis P. McManus	Director	December 29, 2014
Dennis P. McManus

/s/ William F. Ryan	Director	December 29, 2014
William F. Ryan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee

Eureka Financial Corp.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Eureka Financial Corp. and subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Eureka Financial Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Eureka Financial Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Eureka Financial Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eureka Financial Corp. and subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania

December 18, 2014

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheet

	September 30,
	2014	2013
Assets:
Cash and due from banks	$698,899	$587,444
Interest-bearing deposits in other banks	8,941,044	6,593,625

Cash and cash equivalents	9,639,943	7,181,069
Investment securities available for sale	8,403,565	6,291,877
Investment securities held to maturity (fair value of $2,740,940 and $2,586,765, respectively)	2,772,470	2,776,027
Mortgage-backed securities available for sale	5,585	8,834
Federal Home Loan Bank (“FHLB”) stock, at cost	302,500	237,400
Loans receivable, net of allowance for loan losses of $1,361,038 and $1,299,038, respectively	128,030,483	121,446,463
Premises and equipment, net	1,073,073	1,168,235
Deferred tax asset, net	832,735	941,624
Accrued interest receivable and other assets	1,126,697	898,472

Total Assets	$152,187,051	$140,950,001

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,639,321	$5,010,755
Interest bearing	122,221,240	112,446,667

Total deposits	127,860,561	117,457,422
Advances from borrowers for taxes and insurance	633,159	477,035
Accrued interest payable and other liabilities	999,554	1,029,344

Total Liabilities	129,493,274	118,963,801

Stockholders’ Equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,213,986 shares outstanding at September 30, 2014; 1,255,819 shares outstanding at September 30, 2013	12,140	12,558
Paid-in capital	10,025,400	10,647,396
Retained earnings - substantially restricted	13,179,662	12,147,028
Accumulated other comprehensive loss	(121,279)	(361,394)
Unearned ESOP shares	(402,146)	(459,388)

Total Stockholders’ Equity	22,693,777	21,986,200

Total Liabilities and Stockholders’ Equity	$152,187,051	$140,950,001

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Income

	Year Ended September 30,
	2014	2013
Interest Income
Loans, including fees	$6,511,364	$6,442,090
Investment securities and other interest-earning assets:
Taxable	211,999	234,238
Tax exempt	89,447	78,130
Mortgage-backed securities	483	866

Total Interest Income	6,813,293	6,755,324

Interest Expense
Deposits	857,378	1,148,065
FHLB advances	12,258	—

Total Interest Expense	869,636	1,148,065

Net Interest Income	5,943,657	5,607,259
Provision for Loan Losses	62,000	157,000

Net Interest Income after Provision for Loan Losses	5,881,657	5,450,259

Non-Interest Income
Fees on deposit accounts	33,267	35,941
Other income	67,445	101,619

Total Non-Interest Income	100,712	137,560

Non-Interest Expense
Salaries and benefits	2,149,804	1,983,041
Occupancy	349,492	374,960
Data processing	272,191	254,165
Professional fees	345,702	291,411
FDIC insurance premiums	69,850	66,743
Charitable contributions	90,247	87,113
Other	375,404	388,348

Total Non-Interest Expenses	3,652,690	3,445,781

Income Before Income Tax Provision	2,329,680	2,142,038
Income Tax Provision	800,766	748,671

Net Income	$1,528,914	$1,393,367

Earnings per Common Share - Basic	$1.29	$1.14
Earnings per Common Share - Diluted	1.28	1.14

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

	Year Ended September 30,
	2014	2013

Net Income	$1,528,914	$1,393,367
Other comprehensive income (loss):
Decrease (increase) in unrealized losses on available for sale securities	363,810	(549,110)
Income tax effect	(123,695)	186,697

Other comprehensive income (loss), net of tax:	240,115	(362,413)

Total Comprehensive Income	$1,769,029	$1,030,954

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, September 30, 2012	1,325,397	$13,254	$11,717,327	$11,164,708	$1,019	$(510,320)	$22,385,988

Net income	—	—	—	1,393,367	—	—	1,393,367
Other comprehensive loss	—	—	—	—	(362,413)	—	(362,413)
Compensation expense related to restricted stock	—	—	79,128	—	—	—	79,128
Compensation expense related to stock options	—	—	17,340	—	—	—	17,340
Compensation expense on ESOP	—	—	41,688	—	—	50,932	92,620
Purchase and retirement of common stock	(69,578)	(696)	(1,208,087)	—	—	—	(1,208,783)
Dividends declared on common stock ($0.32 per share)	—	—	—	(411,047)	—	—	(411,047)

Balance, September 30, 2013	1,255,819	12,558	10,647,396	12,147,028	(361,394)	(459,388)	21,986,200

Net income	—	—	—	1,528,914	—	—	1,528,914
Other comprehensive income	—	—	—	—	240,115	—	240,115
Compensation expense related to restricted stock	—	—	79,128	—	—	—	79,128
Compensation expense related to stock options	—	—	17,340	—	—	—	17,340
Compensation expense on ESOP	—	—	50,340	—	—	57,242	107,582
Purchase and retirement of common stock	(41,833)	(418)	(768,804)	—	—	—	(769,222)
Dividends declared on common stock ($0.40 per share)	—	—	—	(496,280)	—	—	(496,280)

Balance, September 30, 2014	1,213,986	$12,140	$10,025,400	$13,179,662	$(121,279)	$(402,146)	$22,693,777

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Cash Flows

	Year Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,528,914	$1,393,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	149,319	165,711
Provision for loan losses	62,000	157,000
Net accretion/amortization of discounts and premiums on securities and net amortization of loan fees and costs	883	(2,616)
Compensation expense for ESOP, restricted stock, and stock options	204,050	189,087
(Increase) decrease in deferred income taxes	(14,806)	239,144
(Increase) decrease in accrued interest receivable	(29,488)	85,020
(Increase) in prepaid income tax	(221,428)	(84,472)
Decrease in accrued interest payable	(12,305)	(16,430)
Increase (decrease) in retirement fund obligation	5,957	(33,457)
Other, net	(21,685)	421,698

Net cash provided by operating activities	1,651,411	2,514,052

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	2,255,000	12,450,000
Purchase of investment securities available for sale	(4,000,000)	(6,840,000)
Purchase of investment securities held to maturity	—	(1,350,000)
Net paydowns in mortgage-backed securities	3,046	6,173
Purchase of FHLB stock	(361,800)	—
Redemption of FHLB stock	296,700	265,200
Net (increase) decrease in loans	(384,961)	144,041
Commercial leases purchased	(6,261,059)	(9,307,205)
Premises and equipment expenditures	(54,156)	(119,037)

Net cash used for investing activities	(8,507,230)	(4,750,828)

FINANCING ACTIVITIES
Net increase in deposit accounts	10,403,139	2,960,876
Net increase (decrease) in advances from borrowers for taxes and insurance	156,124	(40,482)
Proceeds from FHLB borrowings	8,000,000	—
Repayment of FHLB borrowings	(8,000,000)	—
Retirement of common stock	(769,222)	(1,208,783)
Payment of dividends	(475,348)	(403,360)

Net cash provided by financing activities	9,314,693	1,308,251

Net increase (decrease) in cash and cash equivalents	2,458,874	(928,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,181,069	8,109,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,639,943	$7,181,069

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$881,941	$1,164,495
Income taxes paid	849,000	505,000

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Eureka Financial Corp. and subsidiary (collectively the “Company”) provide a variety of financial services to individuals and corporate customers through its main office and branch located in southwestern Pennsylvania. The Company’s primary deposit products are interest-bearing checking accounts, savings accounts, and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases.

Nature of Operations and Basis of Presentation

Eureka Financial Corp. (“Eureka Financial”) is a Maryland corporation and stock holding company established in 2011, whose wholly owned subsidiary is Eureka Bank (the “Bank”), a federally chartered stock savings bank located in Pittsburgh, Pennsylvania.

The Bank operates as a community-oriented financial institution offering traditional financial services to consumers and businesses in the Oakland and Shaler sections of the Pittsburgh metropolitan area. The Bank attracts deposits from the general public and through the Certificate of Deposit Account Registry Service (‘CDARS”) network and uses those funds to originate one- to four-family real estate, multi-family and commercial real estate, commercial loans, lines of credit, construction, and consumer loans and to purchase commercial leases. The Bank generally holds all its loans for investment. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency, while Eureka Financial is subject to regulation and supervision by the Federal Reserve Board.

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

Investment and Mortgage-Backed Securities

Investment securities and mortgage-backed securities are classified at the time of purchase as securities held to maturity or securities available for sale based on management’s intention and ability to hold such securities to maturity. Debt securities acquired with the intent and ability to hold to maturity are stated at cost adjusted for amortization of premium and accretion of discount that are computed using the level yield method and recognized as adjustments of interest income. Debt securities have been classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses for available-for-sale securities are reported in the other comprehensive income component of stockholders’ equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Securities are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value is other than temporary. For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline, and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

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

The accrual of interest is generally discontinued when interest or principal payments are over 90 days in arrears on a contractual basis, or when other factors indicate that the collection of such amounts is doubtful. At the time a loan is placed on non-accrual status, an allowance for uncollected interest is recorded in the current period for previously accrued and uncollected interest. Interest on such loans is either applied against principal or recognized as income when payments are received. A loan is returned to accrual status when interest or principal payments are no longer more than 90 days in arrears on a contractual basis and factors indicating doubtful collectability no longer exist.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level that represents management’s best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate. The allowance is decreased by loan charge-offs, increased by subsequent recoveries of loans previously charged-off, and then adjusted, via either a charge or credit to operations, to an amount determined by management to be necessary. Loans or portions thereof are charged-off when, after collection efforts are exhausted, they are determined to be uncollectible. Management of the Company, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions. The Company utilizes a two-tier approach to establish the allowance: (1) identification of impaired loans and establishment of a specific allowance allocation on such loans, and (2) establishment of general valuation allowances on the remainder of its loan portfolio.

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

A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated individually. The Company does not aggregate such loans for evaluation purposes. Payments received on impaired loans are applied first to interest receivable and then to principal.

Premises and Equipment

Land is carried at cost. Building and improvements, furniture, fixtures and equipment, vehicles, and leasehold improvements are carried at cost, less accumulated depreciation computed on the straight-line method over the following estimated useful lives:

Years
Building and improvements	5 - 50
Furniture, fixtures and equipment	3 - 10
Leasehold improvements	Shorter of useful lives or lease term
Vehicles	5

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

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. There was no impairment of the FHLB stock as of September 30, 2014 or 2013.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2006 and for the year 2010.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $3,206 and $4,685 for the years ended September 30, 2014 and 2013, respectively.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by weighted-average shares outstanding. Diluted earnings per share are computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options.

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the years ended September 30, 2014 and 2013:

	September 30,
	2014	2013

Weighted average common shares outstanding	1,244,999	1,295,346

Average unearned nonvested shares	(16,085)	(21,067)

Average unearned employee stock ownership plan shares	(40,998)	(47,106)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,187,916	1,227,173

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	—	—

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	2,716	98

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,190,632	1,227,271

Net income	$1,528,914	$1,393,367

Basic earnings per share	$1.29	$1.14

Diluted earnings per share	1.28	1.14

As of September 30, 2014 and 2013, there were 15,577 shares of restricted stock outstanding with a grant price of $15.24 not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

Options to purchase 64,907 shares of common stock at $15.24 per share were outstanding at September 30, 2014 and 2013. All of the options were considered dilutive based on the weighted average market value exceeding the weighted average stock price.

Off-Balance Sheet Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial lines of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on investment securities available for sale.

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

Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update is not expected to have a significant impact on the Company’s financial statements or the Company.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

2. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated comprehensive loss by component net of tax for the years ended September 30, 2014 and 2013:

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of October 1, 2013	$(361,394)	Balance as of October 1, 2012	$1,019
Other comprehensive income before reclassification	240,115	Other comprehensive loss before reclassification	(362,413)
Amount reclassified from accumulated other comprehensive loss	—	Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive income	240,115	Total other comprehensive loss	(362,413)

Balance as of September 30, 2014	$(121,279)	Balance as of September 30, 2013	$(361,394)

3. INVESTMENT SECURITIES

Investment securities available for sale consisted of the following at September 30, 2014 and 2013.

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$591,350	$535	$(4,770)	$587,115
U.S. government agency securities	7,996,488	975	(181,013)	7,816,450

Total	$8,587,838	$1,510	$(185,783)	$8,403,565

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$592,346	$—	$(43,894)	$548,452
U.S. government agency securities	6,247,825	—	(504,400)	5,743,425

Total	$6,840,171	$—	$(548,294)	$6,291,877

U.S. government agency securities with carrying values of $5,070,700 and $1,974,150 at September 30, 2014 and 2013, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized	Fair
	Cost	Value
Due in one year or less	$145,641	$145,769
Due after one year through five years	145,709	146,117
Due after ten years	8,296,488	8,111,680

Total	$8,587,838	$8,403,565

Investment securities held to maturity consisted of the following at September 30, 2014 and 2013:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$2,022,470	$58,846	$(24,752)	$2,056,565
U.S. government agency securities	750,000	—	(65,625)	684,375

Total	$2,772,470	$58,846	$(90,377)	$2,740,940

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$2,026,027	$50,094	$(113,206)	$1,962,915
U.S. government agency securities	750,000	—	(126,150)	623,850

Total	$2,776,027	$50,094	$(239,356)	$2,586,765

U.S. government agency securities with carrying values of $750,000 and $750,000 at September 30, 2014 and 2013, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at September 30, 2014 and 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized	Fair
	Cost	Value
Due from five to ten years	$488,293	$535,080
Due after ten years	2,284,177	2,205,860

Total	$2,772,470	$2,740,940

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2014 and 2013.

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$297,030	$(1,310)	$572,700	$(28,212)	$869,730	$(29,522)
U.S. government agency securities	2,490,575	(7,975)	4,759,275	(238,663)	7,249,850	(246,638)

Total	$2,787,605	$(9,285)	$5,331,975	$(266,875)	$8,119,580	$(276,160)

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$1,376,627	$(157,100)	$—	$—	$1,376,627	$(157,100)
U.S. government agency securities	6,367,275	(630,550)	—	—	6,367,275	(630,550)

Total	$7,743,902	$(787,650)	$—	$—	$7,743,902	$(787,650)

The Company reviews its position quarterly and has determined that at September 30, 2014 the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable-rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 14 securities in an unrealized loss position at September 30, 2014 and 16 securities in an unrealized loss position at September 30, 2013. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any of these securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

4. MORTGAGE-BACKED SECURITIES

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows at September 30, 2014 and 2013:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$822	$60	$—	$882
Fannie Mae Certificates	4,246	457	—	4,703

Total	$5,068	$517	$—	$5,585

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$1,183	$91	$—	$1,274
Fannie Mae Certificates	6,923	637	—	7,560

Total	$8,106	$728	$—	$8,834

The amortized cost and fair values of mortgage-backed securities at September 30, 2014 and 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	September 30, 2014
	Amortized
	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	3,553	3,903
Due after five years through ten years	459	499
Due after ten years	1,056	1,183

Total	$5,068	$5,585

The Company reviews its position quarterly for other-than-temporary impairment. The Company had no mortgage-backed securities in an unrealized loss position at September 30, 2014 or 2013.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2014 and 2013 are summarized as follows:

	2014	2013

One- to four-family real estate - owner occupied	$21,556,222	$20,484,626
One- to four-family real estate - non-owner occupied	39,185,939	32,747,845
Construction	2,562,823	3,847,052
Multi-family real estate	18,699,192	17,707,984
Commercial real estate	21,635,758	22,682,578
Home equity and second mortgages	1,880,546	1,235,098
Secured loans	158,512	188,561
Commercial leases and loans	19,231,496	20,074,035
Commercial lines of credit	4,790,107	4,029,645

	129,700,595	122,997,424
Plus:
Unamortized loan premiums	12,176	13,813
Less:
Unamortized loan fees and costs, net	(321,250)	(265,736)
Allowance for loan losses	(1,361,038)	(1,299,038)

Loans receivable, net	$128,030,483	$121,446,463

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one-to four-family real estate loans - owner occupied and non-owner occupied; (2) construction; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) commercial leases and loans; and (8) commercial lines of credit.

One- to four-family real estate loans consist of residential first mortgage loans originated by the Company in the greater Pittsburgh metropolitan area. The Company currently originates fully amortizing loans with maturities up to 30 years. These loans have a maximum loan-to-value ratio of 80 percent, unless they fall into the first-time homebuyer program in the Company’s Community Reinvestment Act Assessment Area, and then the maximum loan-to-value ratio can extend up to 95 percent. Due to the Company’s stringent underwriting, historical losses, and location of the majority of the portfolio, the Company’s risk on this segment of the portfolio is considered minimal.

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

Commercial leases and loans consist of loans that typically are collateralized by either equipment or vehicles. Forms under the Uniform Commercial Code are filed on all collateral to ensure the Company has the ability to take possession should the loan go into default. The maximum term is up to seven years but typically falls in the three- to five-year range, which gives the Company a quicker repayment of the debt. Based on the collateral alone, the value of which is sometimes difficult to ascertain and can fluctuate as the market and economic climate change, these loans do have a higher risk assigned to them. However, the Company’s loss on these loans has been negligible over the last ten years, which is also taken into consideration when the loans are originated and before they are assigned a risk weighting.

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

Credit Quality

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one- to four-family real estate (owner occupied), one- to four-family real estate (non-owner occupied), construction, multi-family real estate, commercial real estate, home equity and second mortgages, secured loans, commercial leases and loans, and commercial lines of credit. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. During the year ended September 30, 2014, the qualitative factors did not change significantly in comparison to the prior year.

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

Credit quality indicators as of September 30, 2014 and 2013, were as follows:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One- to four-family real estate - non-owner occupied	$39,185,939	$—	$—	$—	$—	$39,185,939
Construction	2,562,823	—	—	—	—	2,562,823
Multi-family real estate	18,699,192	—	—	—	—	18,699,192
Commercial real estate	21,635,758	—	—	—	—	21,635,758
Commercial leases and loans	18,843,633	—	387,863	—	—	19,231,496
Commercial lines of credit	4,174,051	192,139	423,917	—	—	4,790,107

Total	$105,101,396	$192,139	$811,780	$—	$—	$106,105,315

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One- to four-family real estate - non-owner occupied	$32,729,621	$18,224	$—	$—	$—	$32,747,845
Construction	3,847,052	—	—	—	—	3,847,052
Multi-family real estate	17,707,984	—	—	—	—	17,707,984
Commercial real estate	22,682,578	—	—	—	—	22,682,578
Commercial leases and loans	19,880,846	193,189	—	—	—	20,074,035
Commercial lines of credit	3,441,048	164,680	423,917	—	—	4,029,645

Total	$100,289,129	$376,093	$423,917	$—	$—	$101,089,139

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity for the years ended September 30, 2014 and 2013. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due or are placed on nonaccrual status.

	September 30, 2014
	Non-performing	Performing
	Loans	Loans	Total
One- to four-family real estate - owner occupied	$36,263	$21,519,959	$21,556,222
Home equity and second mortgages	—	1,880,546	1,880,546
Secured loans	—	158,512	158,512

Total	$36,263	$23,559,017	$23,595,280

	September 30, 2013
	Non-performing	Performing
	Loans	Loans	Total
One- to four-family real estate - owner occupied	$—	$20,484,626	$20,484,626
Home equity and second mortgages	—	1,235,098	1,235,098
Secured loans	—	188,561	188,561

Total	—	$21,908,285	$21,908,285

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

For the year ended September 30, 2014, there were no troubled debt restructurings. There was one previously modified TDR totaling $387,863 that was in default as of September 30, 2014.

The following table includes the recorded investment and number of modifications for loans considered trouble debt restructuring at September 30, 2013.

Loans in non-accrual status	Number of Loans	Balance	Concession Granted

Commercial loan secured by business equipment	1	$442,494	Extension of maturity date

The TDR was individually evaluated for impairment and no related allowance was recorded at of September 30, 2014 and 2013.

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2014 and 2013:

	September 30, 2014
	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Non-accrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans

One-to four-family real estate owner occupied	$256,707	$—	$36,263	$292,970	$21,263,252	$21,556,222	$36,263
One-to four-family real estate non-owner occupied	—	—	—	—	39,185,939	39,185,939	—
Construction	—	—	—	—	2,562,823	2,562,823	—
Multi-family real estate	—	—	—	—	18,699,192	18,699,192	—
Commercial real estate	—	—	—	—	21,635,758	21,635,758	—
Home equity and second mortgages	—	—	—	—	1,880,546	1,880,546	—
Secured loans	—	—	—	—	158,512	158,512	—
Commercial leases and loans	—	—	387,863	387,863	18,843,633	19,231,496	387,863
Commercial lines of credit	—	—	423,917	423,917	4,366,190	4,790,107	423,917

	$256,707	$—	$848,043	$1,104,750	$128,595,845	$129,700,595	$848,043

	September 30, 2013
	30-59	60-89	Greater than
	Days	Days	90 Days	Total			Non-accrual
	Past Due	Past Due	Past Due	Past Due	Current	Total Loans	Loans

One-to four-family real estate owner occupied	$116,259	$60,242	$—	$176,501	$20,308,125	$20,484,626	$—
One-to four-family real estate non-owner occupied	—	—	—	—	32,747,845	32,747,845	—
Construction	—	—	—	—	3,847,052	3,847,052	—
Multi-family real estate	—	—	—	—	17,707,984	17,707,984	—
Commercial real estate	—	—	—	—	22,682,578	22,682,578	—
Home equity and second mortgages	—	18,987	—	18,987	1,216,111	1,235,098	—
Secured loans	—	—	—	—	188,561	188,561	—
Commercial leases and loans	193,190	—	—	193,190	19,880,845	20,074,035	442,494
Commercial lines of credit	—	—	423,917	423,917	3,605,728	4,029,645	423,917

	$309,449	$79,229	$423,917	$812,595	$122,184,829	$122,997,424	$866,411

The Company primarily grants loans to customers throughout southwestern Pennsylvania. The Company maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at September 30, 2014 and September 30, 2013 were approximately $848,000 and $866,000, respectively. The foregone interest on nonaccrual loans was approximately $69,000 and $32,000 for years ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and 2013, there were no loans that were 90 days or more delinquent and still accruing interest.

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

The following table details the allowance for loan losses and loan receivable balances at September 30, 2014 and 2013. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four- family real estate - owner occupied	One-to four- family real estate -non- owner occupied	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non- allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	(1,018)	39,505	16,818	(504)	(47,054)	831	—	24,389	3,952	25,081	62,000

Ending balance 9/30/14	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Beginning balance 10/1/2012	$114,206	$306,078	$4,482	$127,624	$240,503	$6,938	$—	$242,641	$60,760	$38,806	$1,142,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	42,769	(38,183)	14,953	14,059	29,437	533	—	4,337	(14,379)	103,474	157,000

Ending balance 9/30/13	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Allowance for credit losses:
Ending balance 9/30/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Loans receivables:
Ending balance 9/30/2014	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$19,231,496	$4,790,107	$—	$129,700,595

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$387,863	$423,917	$—	$811,780

Ending balance: collectively evaluated for impairment	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$18,843,633	$4,366,190	$—	$128,888,815

Allowance for credit losses:
Ending balance 9/30/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038

Loans receivables:
Ending balance 9/30/2013	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$20,074,035	$4,029,645	$—	$122,997,424

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$442,494	$423,917	$—	$866,411

Ending balance: collectively evaluated for impairment	$20,484,626	$32,747,845	$3,847,052	$17,707,984	$22,682,578	$1,235,098	$188,561	$19,631,541	$3,605,728	$—	$122,131,013

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. There were two impaired loans as of September 30, 2014 and 2013.

			Impaired Loans
	Impaired Loans with Specific		with No Specific
	Allowance		Allowance	Total Impaired Loans
					Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
September 30, 2014
Commercial leases and loans	$—	$—	$387,863	$387,863	$387,863	$415,179	$15,175
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$811,780	$811,780	$811,780	$839,096	$15,175

September 30, 2013
Commercial leases and loans	$—	$—	$443,000	$443,000	$443,000	$453,946	$7,447
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$866,917	$866,917	$866,917	$877,863	$7,447

6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at September 30, 2014 and 2013 are summarized as follows:

	2014	2013
Land, building, and improvements	$2,288,134	$2,257,873
Furniture, fixtures, and equipment	1,118,807	1,094,911
Vehicle	48,985	48,985

Total premises and equipment	3,455,926	3,401,769
Less accumulated depreciation	(2,382,853)	(2,233,534)

Total	$1,073,073	$1,168,235

Depreciation charged to operations was $149,319 in 2014 and $165,711 in 2013.

The Company leases a branch, located in Shaler, Pennsylvania, under a long-term lease which qualifies as an operating lease. In addition to the fixed rental payments, the lease requires the Company to pay for operating expenses, including real estate taxes, insurance premiums, utilities, and maintenance. The lease has an initial term of 10 years with a renewal option of an additional 10 years. The Company also has a lease on a time and temperature sign located at its main office building. The lease expires in 2015. The following is a schedule by year for the future minimum lease payments under the existing operating and sign lease with initial or remaining terms in excess of one year:

2015	$58,621
2016	57,528
2017	57,528
2018	4,794
2019	—

Total	$178,471

Rent expense was $70,446 and $70,748 for the years ended September 30, 2014 and 2013, respectively.

7. BORROWINGS

The Company maintains a $15,000,000 line of credit with the FHLB for the short-term use in funding loan and lease obligations, should the need for short-term borrowing occur. There were no borrowings outstanding on this line of credit at September 30, 2014 and 2013.

At September 30, 2014, the Company’s maximum borrowing capacity with the FHLB was approximately $67,813,000.

8. DEPOSITS

The composition of deposits is as follows:

	2014	2013
Demand deposits	$5,639,321	$5,010,755

Passbook savings and Christmas club	23,881,426	22,456,473
NOW and money market accounts	27,966,041	22,259,395
Certificates of deposit and CDARS	61,881,675	58,694,060
Individual retirement accounts	8,492,098	9,036,739

Total	$127,860,561	$117,457,422

Time deposit accounts include certificates of deposit, CDARS brokered deposits, and individual retirement accounts. Time deposit accounts maturing in years ended September 30, as of September 30, 2014, are summarized as follows:

2015	$41,942,047
2016	6,821,051
2017	3,948,395
2018	3,436,403
2019	2,359,214
2020 and thereafter	11,866,663

$70,373,773

The Company held related-party deposits of approximately $1,121,640 and $1,033,918 as of September 30, 2014 and 2013, respectively.

At September 30, 2014 and 2013, time deposit accounts of $100,000 or more amounted to $37,473,290 and $29,280,540, respectively. Deposits in excess of $250,000 as of September 30, 2014, are not insured by the Federal Deposit Insurance Corporation. As of September 30, 2014, the public funds held by the Company were secured by a pledge of government agency debentures. The Company had $13,618,042 in CDARS deposits at September 30, 2014 and $2,331,367 in CDARS deposits at September 30, 2013.

Interest expense on deposit accounts during the years ended September 30, 2014 and 2013 consists of:

	2014	2013
Passbook savings and Christmas club	$23,199	$25,425
NOW and money market accounts	39,190	33,041
Certificates of deposit and CDARS	654,256	912,548
Individual retirement accounts	140,733	177,051

	$857,378	$1,148,065

9. INCOME TAXES

The provision for federal income taxes consists of:

	2014	2013
Federal currently payable	$732,825	$430,429
State currently payable	82,747	79,098
Deferred tax expense	(14,806)	239,144

Total income tax provision	$800,766	$748,671

No valuation allowance was established at September 30, 2014 and 2013 in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

Reconciliation between the expected and actual tax provision for the years ended September 30, 2014 and 2013:

	2014		2013
		Pretax		Pretax
	Amount	Income	Amount	Income

Provision at statutory rate	$792,091	34.00%	$728,293	34.00%
Effect of tax-free income	(59,876)	(2.57)	(48,749)	(2.27)
State income tax, net of federal tax benefit	54,613	2.34	52,205	2.44
Other	13,938	0.60	16,922	0.78

Income tax expense and effective tax rate	$800,766	34.37%	$748,671	34.95%

The deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets are as follows at September 30, 2014 and 2013:

	2014	2013
Deferred tax assets
Provision for loan losses	$363,658	$346,658
Depreciation	124,582	102,640
Deferred loan fees	109,225	90,350
Unrealized loss on available for sale securities	62,477	186,172
Other	172,793	215,804

Net deferred tax assets	$832,735	$941,624

The Company may establish a valuation allowance when it is more likely than not that the Company will not be able to realize the deferred tax assets for federal income tax purposes. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future federal taxable income during the periods in which they become deductible. Based on projections for future federal taxable income, management expects to fully realize the benefits of those deductible differences. Therefore, as of September 30, 2014, the Company did not record a valuation allowance against deferred tax assets. As of September 30, 2014, the Company did not have a net operating loss carry forward.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $1,000,000 of the balance in retained earnings at September 30, 2014 represents base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

10. EMPLOYEE BENEFITS

Multi-Employer Defined Benefit Plan

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions. The plan is a tax-qualified defined-benefit pension plan. The plan’s employer identification number is 13-5645888 and the plan number is 333. The plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Defined Benefit Plan. The Plan covers substantially all employees.

For the years ended September 30, 2014 and 2013, pension contributions charged to expense amounted to $319,250 and $238,000, respectively.

The Pentegra Defined Benefit Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Defined Benefit Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra Defined Benefit Plan, as reported on Form 5500, equaled $136,477,565 and $196,473,170 for the plan years ended June 30, 2014 and 2013, respectively. The Bank’s contribution to the Pentegra Defined Benefit Plan are not more than 5% of the total contributions to the Pentegra Defined Benefit Plan.

The following contributions were paid by the Bank during the fiscal years ending September 30. There were no changes that would affect affecting comparability for each period.

2014
Date Paid	Amount

12/9/2013	$313,293

Total	$313,293

Funded Status as of	121.57%

Zone Status	Green

2013
Date Paid	Amount

12/1/2012	$271,457

Total	$271,457

Funded Status as of	108.29%

Zone Status	Green

Retirement Savings Plan

The Company has established the Eureka Bank (formerly Eureka Federal) Retirement Savings Plan which covers substantially all employees. The plan is a tax-qualified Defined Contribution Plan that permits participants to contribute up to 10 percent of their salary to the plan. Additionally, during the years ended September 30, 2014 and 2013, the Company provided matching contributions of 100 percent of the first 6 percent contributed by each employee.

For the years ended September 30, 2014 and 2013, contributions charged to expense were approximately $52,000 and $50,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

In connection with the conversion in 2011, the Bank created an ESOP for the benefit of employees who meet the eligibility requirements. The ESOP trust acquired 61,090 shares of Eureka Financial stock with the proceeds of a loan from Eureka Financial. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. Cash dividends paid on allocated shares are distributed to participants and cash dividends paid on unallocated shares are used to repay the outstanding debt of the ESOP. The ESOP trust’s outstanding loan bears interest at 3.25 percent and requires an annual payment of principal and interest of $72,173 through February 2021. The Bank’s ESOP, which is internally leveraged, does not report the loans receivable extended to the ESOP as assets and does not report the ESOP debt due to Eureka Financial.

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. The shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earning per share computations. The Company recognized ESOP expense of $107,582 and $92,620 for the years ended September 30, 2014 and 2013, respectively.

The following table presents the components of the ESOP shares:

	2014	2013
Allocated shares	18,327	12,218

Unreleased shares	42,763	48,872

Total ESOP shares	61,090	61,090

Fair value of unreleased shares	$791,116	$845,974

Stock Based Compensation

In 2012, Eureka Financial’s stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The purpose of the 2012 Plan is to provide officers, employees and directors with additional incentives to promote growth and performance of Eureka Financial. The 2012 Plan authorizes the granting of options to purchase shares of Eureka Financial stock, which may be non-qualified stock options or incentive stock options, and restricted stock which is subject to vesting conditions and other restrictions. The 2012 Plan reserved an aggregate number of 106,908 shares of which 76,363 may be issued in connection with the exercise of stock options and 30,545 may be issued as restricted stock.

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

The trading price of Eureka Financial common stock closed at $15.24 per share on May 21, 2012, which is the exercise price of the options granted on that date. The estimated value of the stock options was $86,975, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on May 21, 2012 was $1.34 using the following Black-Scholes option pricing model assumptions: expected life of 10 years, expected dividend rate of 2.13%, risk-free interest rate of 1.76% and an expected volatility of 14.34% based on historical results of the stock prices of Eureka Financial. Compensation expense on the options was $17,340 for the years ended September 30, 2014 and 2013. As of September 30, 2014, there was $45,070 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted-average remaining service period of 2.5 years. At September 30, 2014, future compensation expense related to the options is expected to be $17,340 in each of the fiscal years 2015 and 2016 and $10,390 in fiscal 2017.

The following tables summarize transactions regarding the options under the 2012 Plan:

	Options	Weighted-Average Price
Outstanding, September 30, 2013	64,907	$15.24

Granted	—	—
Exercised	—	—
Forefeited	—	—

Outstanding, September 30, 2014	64,907	$15.24

Exercisable, September 30, 2014	25,963	$15.24

	Options	Weighted-Average Price
Outstanding, September 30, 2012	64,907	$15.24

Granted	—	—
Exercised	—	—
Forefeited	—	—

Outstanding, September 30, 2013	64,907	$15.24

Exercisable, September 30, 2013	12,981	$15.24

On May 21, 2012, the date of grant, the market value of the restricted stock awards was approximately $395,646 before the impact of income taxes. Compensation expense on the grants was $79,128 for the years ended September 30, 2014 and 2013. As of September 30, 2014, there was $204,420 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted-average remaining service period of 2.5 years. At September 30, 2014, future compensation related to the grants is expected to be $79,128 in each of the fiscal years 2015 and 2016 and $46,158 in fiscal 2017.

The following table summarizes transactions regarding restricted stock under the 2012 Plan:

	Number of Restricted Shares	Weighted- Average Price
Nonvested shares, September 30, 2013	20,769	$15.24

Granted	—	—
Vested	10,384	15.24
Forefeited	—	—

Nonvested shares, September 30, 2014	15,577	$15.24

	Number of Restricted Shares	Weighted- Average Price
Nonvested shares, September 30, 2012	25,961	$15.24

Granted	—	—
Vested	5,192	15.24
Forefeited	—	—

Nonvested shares, September 30, 2013	20,769	$15.24

11. DEFERRED COMPENSATION ARRANGEMENTS

The Company maintains a non-qualified deferred compensation arrangement with participating members of management under which future defined benefits are funded principally by individual life insurance policies. The cash surrender value of the individual life insurance policies at September 30, 2014 and 2013 was approximately $287,000 and $256,000, respectively, and is included with other assets in the Consolidated Balance Sheet. An actuarially determined charge, which is included in other operating expense, is made each year based on the future benefits to be paid under the plan. The amount accrued during the years ended September 30, 2014 and 2013 was approximately $37,000 and $34,000, respectively. The aggregate liability for the deferred compensation arrangement at September 30, 2014 and 2013 was approximately $365,000 and $328,000, respectively, and is included with “other liabilities” in the Consolidated Balance Sheet.

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

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at September 30, 2014 and 2013 was approximately $12,283,000 and $10,726,000, respectively, with rates of interest ranging from 2.25 percent to 6.75 percent and 2.25 percent to 6.75 percent, respectively. Fixed rate loan commitments at September 30, 2014 and 2013, were approximately $5,660,000 and $3,256,000, respectively, with fixed rates of interest ranging from 3.00 percent to 6.75 percent and 4.00 percent to 6.75 percent, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and 2013, are as follows:

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$5,585	$—	$5,585
Obligations of states and political subdivisions available for sale	—	587,115	—	587,115
U.S. government agency securities available for sale	—	7,816,450	—	7,816,450

Total	$—	$8,409,150	$—	$8,409,150

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$8,834	$—	$8,834
Obligations of states and political subdivisions available for sale	—	548,452	—	548,452
U.S. government agency securities available for sale	—	5,743,425	—	5,743,425

Total	$—	$6,300,711	$—	$6,300,711

The following table presents the financial assets measured at fair value on a recurring basis as of September 30, 2014 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$811,780	$811,780

	September 30, 2013
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$866,411	$866,411

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank uses Level III inputs to determine fair value:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$387,863	Discounted cash flow	Probability of default	—

	423,917	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)	(20)

	$811,780

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$442,494	Discounted cash flow	Probability of default	—

	423,917	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)	(20)

	$866,411

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at September 30, 2014 and 2013:

The fair value of the Company’s financial instruments are as follows at September 30:

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$9,639,943	$9,639,943	$—	$—	$9,639,943
Investment securities available for sale	8,403,565	—	8,403,565	—	8,403,565
Investment securities held to maturity	2,772,470	—	2,740,940	—	2,740,940
Mortgage-backed securities available for sale	5,585	—	5,585	—	5,585
Federal Home Loan Bank stock	302,500	302,500	—	—	302,500
Cash surrender value of life insurance	286,762	286,762	—	—	286,762
Loans receivable, net	128,030,483	—	—	134,453,483	134,453,483
Accrued interest receivable	583,389	583,389	—	—	583,389

Financial liabilities:
Deposits	$127,860,561	$57,486,788	$—	$70,261,774	$127,748,562
Advances from borrowers for taxes and insurance	633,159	633,159	—	—	633,159
Accrued interest payable	71,341	71,341	—	—	71,341

	September 30, 2013
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$7,181,069	$7,181,069	$—	$—	$7,181,069
Investment securities available for sale	6,291,877	—	6,291,877	—	6,291,877
Investment securities held to maturity	2,776,027	—	2,586,765	—	2,586,765
Mortgage-backed securities available for sale	8,834	—	8,834	—	8,834
Federal Home Loan Bank stock	237,400	237,400	—	—	237,400
Cash surrender value of life insurance	255,982	255,982	—	—	255,982
Loans receivable, net	121,446,463	—	—	127,426,461	127,426,461
Accrued interest receivable	553,901	553,901	—	—	553,901

Financial liabilities:
Deposits	$117,457,422	$49,726,623	$—	$67,762,800	$117,489,423
Advances from borrowers for taxes and insurance	477,035	477,035	—	—	477,035
Accrued interest payable	83,646	83,646	—	—	83,646

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

Cash Surrender Value of Life Insurance

The fair value is equal to the cash surrender value of the life insurance.

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

14. CONCENTRATIONS OF CREDIT

The Company primarily grants loans to customers in southwestern Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector. All of the Company’s investments in municipal securities are obligations of state or political subdivisions located within Pennsylvania. As a whole, the Company’s loan and investment portfolios could be affected by the general economic conditions of Pennsylvania. In addition, as of September 30, 2014 and 2013, a significant portion of the Company’s “due from banks” was maintained with large financial institutions located in southwestern Pennsylvania. The Company maintains cash balances with financial institutions that exceed the $250,000 amount that is insured by the FDIC as of September 30, 2014 and 2013. Amounts in excess of insured limits were approximately $8,341,043 and $5,994,000 at September 30, 2014 and 2013, respectively. Of those amounts, approximately $1,015,660 and $1,614,000 were on deposit at the FHLB at September 30, 2014 and 2013, respectively.

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

As of September 30, 2014 and 2013, the Bank was not required to maintain a clearing balance requirement with the Federal Reserve Bank of Cleveland.

The Company may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account or the regulatory capital requirements imposed by federal and state regulations.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at September 30, 2014 and 2013:

						To be well Capitalized
						under Prompt
			For Capital Adequacy			Corrective Action
	Actual		Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(in thousands)
As of September 30, 2014
Total capital (to risk-weighted assets)	$23,327	23.66%	>$	7,887	>8.00%	>$	9,859	>10.00%
Tier 1 capital (to risk-weighted assets)	22,093	22.41%	>	3,943	>4.00%	>	5,915	>6.00%
Core (Tier 1) capital (to adjusted total assets)	22,093	14.32%	>	6,169	>4.00%	>	7,712	>5.00%

As of September 30, 2013
Total capital (to risk-weighted assets)	$22,351	23.80%	>$	7,513	>8.00%	>$	9,391	>10.00%
Tier 1 capital (to risk-weighted assets)	21,176	22.55%	>	3,756	>4.00%	>	5,634	>6.00%
Core (Tier 1) capital (to adjusted total assets)	21,176	14.91%	>	5,682	>4.00%	>	7,102	>5.00%

Risk-based capital at September 30, 2014 and 2013, includes supplementary capital of $1,361,000 and $1,299,000, respectively, representing the general valuation portion of the allowance for loan losses.

The following is a reconciliation of Eureka Bank’s financial statement equity to regulatory capital as of September 30, 2014 and 2013:

	2014	2013
	(in thousands)
Total equity	$21,972	$20,815
Unrealized loss on securities available-for-sale	121	361
Deferred tax asset - disallowed portion	—	—

Tier 1 capital	22,093	21,176
Allowable allowances for loan and lease losses	1,234	1,175

Total risk-based capital	$23,327	$22,351

16. PARENT COMPANY

Following are condensed financial statements for Eureka Financial:

Condensed Balance Sheet

	2014	2013
Assets:
Cash and due from banks	$495,797	$965,015
Investment in subsidiary	21,971,964	20,814,525
ESOP loan	445,418	501,299
Other assets	61,100	64,991

Total Assets	$22,974,279	$22,345,830

Liabilities:
Accounts payable and accrued expenses	$280,502	$359,630

Total Liabilities	280,502	359,630

Stockholders’ Equity	22,693,777	21,986,200

Total Liabilities and Stockholders’ Equity	$22,974,279	$22,345,830

Condensed Statement of Income

	2014	2013
Interest and Dividend Income:
Interest income	$15,634	$18,016
Dividend income from subsidiary bank	750,000	1,000,000

Total Interest and Dividend Income	765,634	1,018,016

Non-Interest Expense:
Other expense	46,461	36,542

Total Non-Interest Expense	46,461	36,542

Income before equity in undistributed net income of subsidiary	719,173	981,474

Equity in undistributed net income of subsidiary	809,741	411,893

Net Income	$1,528,914	$1,393,367

Comprehensive Income	$1,769,029	$1,030,954

Condensed Statement of Cash Flows

	Year Ended September 30,
	2014	2013
Operating Activities
Net income	$1,528,914	$1,393,367
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(809,741)	(411,893)
Other	298	(83,418)

Net cash provided by operating activities	719,471	898,056

Investing Activities
Decrease in loan due from subsidiary	55,880	54,073

Net cash provided by investing activities	55,880	54,073

Financing Activities
Payment of dividends	(475,348)	(403,360)
Retirement of common stock	(769,222)	(1,208,783)

Net cash used by financing activities	(1,244,570)	(1,612,143)

Decrease in cash and cash equivalents	(469,218)	(660,014)

Cash and Cash Equivalents at Beginning of Year	965,015	1,625,029

Cash and Cash Equivalents at End of Year	$495,797	$965,015