Form 10-Q
period 2014-12-31
Eureka Financial Corp.
filed 2015-02-13
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 12, 2015, there were 1,212,106 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	December 31, 2014	September 30, 2014
Assets:
Cash and due from banks	$740,820	$698,899
Interest-bearing deposits in other banks	11,453,116	8,941,044

Cash and cash equivalents	12,193,936	9,639,943
Investment securities available for sale	7,767,380	8,403,565
Investment securities held to maturity (fair value of $2,735,288 and $2,740,940, respectively)	2,767,831	2,772,470
Mortgage-backed securities available for sale	4,837	5,585
Federal Home Loan Bank (“FHLB”) stock, at cost	103,100	302,500
Loans receivable, net of allowance for loan losses of $1,391,038 and $1,361,038, respectively	128,757,754	128,030,483
Premises and equipment, net	1,063,546	1,073,073
Deferred tax asset, net	810,184	832,735
Accrued interest receivable and other assets	982,563	1,126,697

Total Assets	$154,451,131	$152,187,051

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,113,673	$5,639,321
Interest bearing	124,323,458	122,221,240

Total deposits	129,437,131	127,860,561
Advances from borrowers for taxes and insurance	1,014,927	633,159
Accrued interest payable and other liabilities	1,071,736	999,554

Total Liabilities	131,523,794	129,493,274

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,212,210 shares outstanding at December 30, 2014; 1,213,986 shares outstanding at September 30, 2014	12,122	12,140
Paid-in capital	10,031,908	10,025,400
Retained earnings - substantially restricted	13,317,084	13,179,662
Accumulated other comprehensive loss	(46,055)	(121,279)
Unearned ESOP shares	(387,722)	(402,146)

Total Stockholders’ Equity	22,927,337	22,693,777

Total Liabilities and Stockholders’ Equity	$154,451,131	$152,187,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended December 31,
	2014	2013
Interest Income
Loans, including fees	$1,639,099	$1,611,471
Investment securities and other interest-earning assets:
Taxable	76,254	44,496
Tax exempt	22,452	21,021
Mortgage-backed securities	86	142

Total Interest Income	1,737,891	1,677,130

Interest Expense
Deposits	206,328	239,056
FHLB advances	—	3,036

Total Interest Expense	206,328	242,092

Net Interest Income	1,531,563	1,435,038
Provision for Loan Losses	30,000	10,000

Net Interest Income after Provision for Loan Losses	1,501,563	1,425,038

Non-Interest Income
Fees on deposit accounts	10,797	8,274
Other income	13,850	16,348

Total Non-Interest Income	24,647	24,622

Non-Interest Expense
Salaries and benefits	546,061	519,046
Occupancy	89,148	87,908
Data processing	62,409	69,567
Professional fees	108,912	75,418
FDIC insurance premiums	18,150	16,500
Other	113,960	110,193

Total Non-Interest Expenses	938,640	878,632

Income Before Income Tax Provision	587,570	571,028
Income Tax Provision	207,476	205,399

Net Income	$380,094	$365,629

Earnings per Common Share - Basic	$0.33	$0.31
Earnings per Common Share - Diluted	0.32	0.31

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	For the Three Months Ended December 31,
	2014	2013

Net income	$380,094	$365,629
Other comprehensive income (loss):
Decrease (increase) in unrealized losses on available for sale securities	113,975	(116,437)
Income tax effect	(38,751)	44,246

Other comprehensive income (loss), net of tax:	75,224	(72,191)

Total comprehensive income	$455,318	$293,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2014

(unaudited)

	Common Stock Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP Shares	Total

Balance, September 30, 2014	1,213,986	$12,140	$10,025,400	$13,179,662	$(121,279)	$(402,146)	$22,693,777

Net income	—	—	—	380,094	—	—	380,094
Other comprehensive income	—	—	—	—	75,224	—	75,224
Compensation expense related to restricted stock	—	—	19,782	—	—	—	19,782
Compensation expense related to stock options	—	—	4,335	—	—	—	4,335
Compensation expense on ESOP	—	—	15,830	—	—	14,424	30,254
Retirement of common stock	(1,776)	(18)	(33,439)	—	—	—	(33,457)
Dividends on common stock ($.20 per share)	—	—	—	(242,672)	—	—	(242,672)

Balance, December 31, 2014	1,212,210	$12,122	$10,031,908	$13,317,084	$(46,055)	$(387,722)	$22,927,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$380,094	$365,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	39,270	39,410
Provision for loan losses	30,000	10,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(166)	(142)
Compensation expense for ESOP, restricted stock, and stock options	54,371	49,870
Deferred income taxes	(16,200)	(10,241)
Decrease in accrued interest receivable	3,601	63,535
Increase in accrued income tax	136,876	13,640
Decrease in accrued interest payable	(1,483)	(8,898)
Other, net	(43,952)	(302,236)

Net cash provided by operating activities	582,411	220,567

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available for sale	750,000	5,000
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	—
Purchase of investment securities available for sale	—	—
Purchase of investment securities held to maturity	—	—
Net paydowns in mortgage-backed securities available for sale	714	821
Purchase of FHLB stock	—	(320,000)
Redemption of FHLB stock	199,400	100,000
Net decrease in loans	2,064,047	792,893
Commercial leases purchased	(2,821,317)	(1,841,273)
Premises and equipment expenditures	(29,744)	—

Net cash provided by (used for) investing activities	168,100	(1,262,559)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	1,576,570	(4,553,669)
Proceeds from FHLB borrowings	—	5,500,000
Net increase in advances from borrowers for taxes and insurance	381,768	392,599
Purchase and retirement of common stock	(33,457)	(22,804)
Payment of dividends	(121,399)	(100,466)

Net cash provided by financing activities	1,803,482	1,215,660

Net increase in cash and cash equivalents	2,553,993	173,668
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,639,943	7,181,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,193,936	$7,354,737

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$207,811	$250,990
Income taxes paid	$50,800	$168,875

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim information. The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect Eureka Financial Corp.’s consolidated financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with the instructions to the SEC’s Form 10-Q and Article 10 of Regulation S-X and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended September 30, 2014, as contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2014.

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three months ended December 31, 2014.

	For the Three Months Ended December 31,
	2014	2013

Weighted average common shares outstanding	1,213,800	1,254,928

Average unearned ESOP shares	(37,179)	(43,289)

Average unearned nonvested shares	(12,556)	(17,749)

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,164,065	1,193,890

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	1,526	1,038

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	7,270	2,376

Weighted average common shares and common common stock equivalents used to calculate basic and diluted earnings per share	1,172,861	1,197,304

Net income	$380,094	$365,629

Basic earnings per share	$0.33	$0.31
Diluted earnings per share	$0.32	$0.31

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding at December 31, 2014 and 2013. All of the options were considered dilutive based on the weighted average market value exceeding the weighted average stock price.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three month periods ended December 31, 2014 and 2013:

Unrealized Losses on Available for Sale Securities
Balance as of September 30, 2014	$(121,279)
Other comprehensive income before reclassification	75,224
Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive income	75,224

Balance as of December 31, 2014	$(46,055)

Unrealized Losses on Available for Sale Securities
Balance as of September 30, 2013	$(361,394)
Other comprehensive loss before reclassification	(72,191)
Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive loss	(72,191)

Balance as of December 31, 2013	$(433,585)

Note 3 — Investment Securities

Investment securities available for sale consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$591,101	$249	$(1,320)	$590,030

U.S. government agency securities	7,246,541	3,703	(72,894)	7,177,350

	$7,837,642	$3,952	$(74,214)	$7,767,380

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$591,350	$535	$(4,770)	$587,115
U.S. government agency securities	7,996,488	975	(181,013)	7,816,450

	$8,587,838	$1,510	$(185,783)	$8,403,565

U.S. government agency securities with carrying values of $7,177,350 and $5,070,700 at December 31, 2014 and September 30, 2014, respectively, were pledged to secure public deposits held by the Company.

There were no sales of available for sale investment securities during the three months ended December 31, 2014 or 2013.

The amortized cost and fair value of securities available for sale at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value

Due after one year through five years	$291,101	$291,320
Due after ten years	7,546,541	7,476,060

	$7,837,642	$7,767,380

Investment securities held to maturity consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$2,017,831	$75,786	$(15,329)	$2,078,288
U.S. government agency securities	750,000	—	(93,000)	657,000

Total	$2,767,831	$75,786	$(108,329)	$2,735,288

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$2,022,470	$58,847	$(24,752)	$2,056,565
U.S. government agency securities	750,000	—	(65,625)	684,375

Total	$2,772,470	$58,847	$(90,377)	$2,740,940

U.S. government agency securities with carrying values of $716,100 and $750,000 at December 31, 2014 and September 30, 2014, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Amortized Cost	Fair Value
Due after five years through ten years	$483,345	$529,863
Due after ten years	2,284,486	2,205,425

Total	$2,767,831	$2,735,288

Temporarily impaired investments consisted of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$584,280	$(16,649)	$584,280	$(16,649)
U.S. government agency securities	1,246,775	(3,225)	4,085,975	(162,669)	5,332,750	(165,894)

	$1,246,775	$(3,225)	$4,670,255	$(179,318)	$5,917,030	$(182,543)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$297,030	$(1,310)	$572,700	$(28,212)	$869,730	$(29,522)
U.S. government agency securities	2,490,575	(7,975)	4,759,275	(238,663)	7,249,850	(246,638)

	$2,787,605	$(9,285)	$5,331,975	$(266,875)	$8,119,580	$(276,160)

The Company reviews its position quarterly. At December 31, 2014, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 11 securities in an unrealized loss position at December 31, 2014. The Company has concluded that the unrealized losses disclosed above are temporary and the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$753	$49	$—	$802
Fannie Mae Certificates	3,602	433	—	4,035

	$4,355	$482	$—	$4,837

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$822	$60	$—	$882
Fannie Mae Certificates	4,246	457	—	4,703

	$5,068	$517	$—	$5,585

There were no sales of mortgage-backed securities during the three months ended December 31, 2014 and 2013 and there were no temporarily impaired mortgage-backed securities at December 31, 2014 or September 30, 2014. In addition, the Company had no securities in an unrealized loss position at December 31, 2014 or September 30, 2014.

The amortized cost and fair values of mortgage-backed securities at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	December 31, 2014
	Amortized Cost	Fair Value
Due after one year through five years	$2,893	$3,202
Due after five years through ten years	446	481
Due after ten years	1,016	1,154

	$4,355	$4,837

Note 5 — Loans

Major classifications of loans are as follows at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
One-to four-family real estate - owner occupied	$22,002,781	$21,556,222
One-to four-family real estate - non-owner occupied	39,650,415	39,185,939
Construction	2,962,972	2,562,823
Multi-family real estate	18,090,532	18,699,192
Commercial real estate	21,249,609	21,635,758
Home equity and second mortgages	2,015,314	1,880,546
Secured loans	157,449	158,512
Commercial leases and loans	19,771,195	19,231,496
Commercial lines of credit	4,631,660	4,790,107

	130,531,927	129,700,595
Plus:
Unamortized loan premiums	11,780	12,176
Less:
Unamortized loan fees and costs, net	(394,915)	(321,250)
Allowance for loan losses	(1,391,038)	(1,361,038)

	$128,757,754	$128,030,483

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

Rating 5 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable. Credit quality indicators as of December 31, 2014 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One-to four-family real estate non-owner occupied	$39,571,737	$78,678	$—	$—	$—	$39,650,415
Construction	2,962,972	—	—	—	—	2,962,972
Multi-family real estate	18,090,532	—	—	—	—	18,090,532
Commercial real estate	21,233,875	15,734	—	—	—	21,249,609
Commercial leases and loans	19,469,467	—	301,728	—	—	19,771,195
Commercial lines of credit	4,003,803	203,940	423,917	—	—	4,631,660

	$105,332,386	$298,352	$725,645	$—	$—	$106,356,383

Credit quality indicators as of September 30, 2014 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One-to four-family real estate non-owner occupied	$39,185,939	$—	$—	$—	$—	$39,185,939
Construction	2,562,823	—	—	—	—	2,562,823
Multi-family real estate	18,699,192	—	—	—	—	18,699,192
Commercial real estate	21,635,758	—	—	—	—	21,635,758
Commercial leases and loans	18,843,633	—	387,863	—	—	19,231,496
Commercial lines of credit	4,174,051	192,139	423,917	—	—	4,790,107

	$105,101,396	$192,139	$811,780	$—	$—	$106,105,315

The following table presents performing and non-performing residential real estate and consumer loans based on payment activity as of December 31, 2014 and September 30, 2014. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	December 31, 2014
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate - owner occupied	$36,263	$21,966,518	$22,002,781
Home equity and second mortgages	—	2,015,314	2,015,314
Secured loans	—	157,449	157,449

	$36,263	$24,139,281	$24,175,544

	September 30, 2014
	Nonperforming Loans	Performing Loans	Total

One-to four-family real estate - owner occupied	$36,263	$21,519,959	$21,556,222
Home equity and second mortgages	—	1,880,546	1,880,546
Secured loans	—	158,512	158,512

	$36,263	$23,559,017	$23,595,280

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There were two impaired loans as of December 31, 2014, with no related allowance. The Company did not recognize any interest income from these loans for the three month period ended December 31, 2014. There were two impaired loans at September 30, 2014.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
December 31, 2014
Commercial leases and loans	$—	$—	$301,728	$301,728	$301,728	$344,795	$—
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$725,645	$725,645	$725,645	$768,712	$—

	Impaired Loans with Specific Allowance				Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment		Related Allowance		Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
Commercial leases and loans	$		$		$387,863	$387,863	$387,863	$415,179	$15,175
Commercial lines of credit		$—		$—	$423,917	$423,917	$423,917	$423,917	$—

		—		$—	$811,780	$811,780	$811,780	$839,096	$15,175

The Bank did not have any TDR’s in the periods ended December 31, 2014 and 2013. Nor did it have any TDR’s within the years ended September 30, 2014 and 2013 that then defaulted.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate owner occupied	$487,675	$598,728	$36,263	$1,122,666	$20,880,115	$22,002,781	$36,263
One-to four family real estate non-owner occupied	—	—	—	—	39,650,415	39,650,415	—
Construction	—	—	—	—	2,962,972	2,962,972	—
Multi-family real estate	—	—	—	—	18,090,532	18,090,532	—
Commercial real estate	—	—	—	—	21,249,609	21,249,609	—
Home equity and second mortgages	9,927	—	—	9,927	2,005,387	2,015,314	—
Secured loans	—	—	—	—	157,449	157,449	—
Commercial leases and loans	—	—	301,728	301,728	19,469,467	19,771,195	301,728
Commercial lines of credit	—	—	423,917	423,917	4,207,743	4,631,660	423,917

	$497,602	$598,728	$761,908	$1,858,238	$128,673,689	$130,531,927	$761,908

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans

One-to four-family real estate owner occupied	$256,707	$—	$36,263	$292,970	$21,263,252	$21,556,222	$36,263
One-to four family real estate non-owner occupied	—	—	—	—	39,185,939	39,185,939	—
Construction	—	—	—	—	2,562,823	2,562,823	—
Multi-family real estate	—	—	—	—	18,699,192	18,699,192	—
Commercial real estate	—	—	—	—	21,635,758	21,635,758	—
Home equity and second mortgages	—	—	—	—	1,880,546	1,880,546	—
Secured loans	—	—	—	—	158,512	158,512	—
Commercial leases and loans	—	—	387,863	387,863	18,843,633	19,231,496	387,863
Commercial lines of credit	—	—	423,917	423,917	4,366,190	4,790,107	423,917

	$256,707	$—	$848,043	$1,104,750	$128,595,845	$129,700,595	$848,043

Eureka Bank primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Bank maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at December 31, 2014 and September 30, 2014 were approximately $762,000 and $848,000, respectively. The foregone interest on non-accrual loans was approximately $8,392 and $46,350 for the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and September 30, 2014, there were no loans that were 90 days or more delinquent and still accruing interest.

The following tables detail the allowance for loan losses and loan receivable balances at December 31, 2014 and September 30, 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four-family real estate - owner occupied	One-to four-family real estate - non-owner occupied	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non- allocated	Total

Allowance for credit losses:

Beginning balance 10/1/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	5,763	9,968	25,171	(38,063)	43,074	10,464	—	79,418	(1,932)	(103,863)	30,000

Ending balance 12/31/14	$161,720	$317,368	$61,424	$103,116	$265,960	$18,766	$—	$350,785	$48,401	$63,498	$1,391,038

Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(5,130)	14,877	1,675	2,118	(7,809)	(499)	—	(244)	3,200	1,812	10,000

Ending balance 12/31/13	$151,845	$282,772	$21,110	$143,801	$262,131	$6,972	$—	$246,734	$49,581	$144,092	$1,309,038

Allowance for credit losses:

Ending balance 12/31/2014	$161,720	$317,368	$61,424	$103,116	$265,960	$18,766	$—	$350,785	$48,401	$63,498	$1,391,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$161,720	$317,368	$61,424	$103,116	$265,960	$18,766	$—	$350,785	$48,401	$63,498	$1,391,038

Loans receivables:

Ending balance 12/31/2014	$22,002,781	$39,650,415	$2,962,972	$18,090,532	$21,249,609	$2,015,314	$157,449	$19,771,195	$4,631,660	$—	$130,531,927

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$301,728	$423,917	$—	$725,645

Ending balance: collectively evaluated for impairment	$22,002,781	$39,650,415	$2,962,972	$18,090,532	$21,249,609	$2,015,314	$157,449	$19,469,467	$4,207,743	$—	$129,806,282

Allowance for credit losses:

Ending balance 9/30/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Loans receivables:
Ending balance 9/30/2014	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$19,231,496	$4,790,107	$—	$129,700,595

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$387,863	$423,917	$—	$811,780

Ending balance: collectively evaluated for impairment	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$18,843,633	$4,366,190	$—	$128,888,815

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at December 31, 2014 and September 30, 2014 was approximately $13,670,000 and $12,283,000, respectively, with interest rates from 1.95% to 6.75%. Fixed rate loan commitments at December 31, 2014 and September 30, 2014 were approximately $5,513,000 and $5,660,000, respectively, with fixed rates of interest ranging from 1.95% to 6.75% and 3.00% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and September 30, 2014 are as follows:

	December 31, 2014
	Level I	Level II	Level III	Total
Description
Available for Sale Investments:
Mortgage-backed securities	$—	$4,837	$—	$4,837
Obligations of states and political subdivisions available for sale	—	590,030	—	590,030
U.S. government agency securities available for sale	—	7,177,350	—	7,177,350

Total	$—	$7,772,217	$—	$7,772,217

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Available for Sale Investments:
Mortgage-backed securities	$—	$5,585	$—	$5,585
Obligations of states and political subdivisions available for sale	—	587,115	—	587,115
U.S. government agency securities available for sale	—	7,816,450	—	7,816,450

Total	$—	$8,409,150	$—	$8,409,150

The following tables present the financial assets measured at fair value on a nonrecurring basis as of December 31, 2014 and September 30, 2014 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	December 31, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$725,645	$725,645

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$811,780	$811,780

The following tables present additional quantitative information about level III assets measured at fair value on a nonrecurring basis as of December 31, 2014 and September 30, 2014 and for which the Bank uses Level III inputs to determine fair value:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$301,728	Discounted cash flow	Probability of default	—

		Fair Value	Appraisal	20%
	423,917	of collateral (1)	adjustments (2)	(20)

	$725,645

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$387,863	Discounted cash flow	Probability of default	—

		Fair Value	Appraisal	20%
	423,917	of collateral (1)	adjustments (2)	(20)

	$811,780

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following tables were used to estimate fair values of the Company’s financial instruments at December 31, 2014 and September 30, 2014:

	December 31, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$12,193,936	$12,193,936	$—	$—	$12,193,936
Investment securities available for sale	7,767,380	—	7,767,380	—	7,767,380
Investment securities held to maturity	2,767,831	—	2,735,288	—	2,735,288
Mortgage-backed securities available for sale	4,837	—	4,837	—	4,837
FHLB stock	103,100	103,100	—	—	103,100
Cash surrender value of life insurance	291,762	291,762			291,762
Loans receivable, net	128,757,754	—	—	135,898,754	135,898,754
Accrued interest receivable	579,788	579,788	—	—	579,788

Financial liabilities:
Deposits	$129,437,131	$57,485,624	$—	$71,942,000	$129,427,624
Advances from borrowers for taxes and insurance	1,014,927	1,014,927	—	—	1,014,927
Accrued interest payable	69,858	69,858	—	—	69,858

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$9,639,943	$9,639,943	$—	$—	$9,639,943
Investment securities available for sale	8,403,565	—	8,403,565	—	8,403,565
Investment securities held to maturity	2,772,470	—	2,740,940	—	2,740,940
Mortgage-backed securities available for sale	5,585	—	5,585	—	5,585
FHLB stock	302,500	302,500	—	—	302,500
Cash surrender value of life insurance	286,762	286,762			286,762
Loans receivable, net	128,030,483	—	—	134,453,483	134,453,483
Accrued interest receivable	583,389	583,389	—	—	583,389

Financial liabilities:
Deposits	$127,860,561	$57,486,788	$—	$70,261,774	$127,748,562
Advances from borrowers for taxes and insurance	633,159	633,159	—	—	633,159
Accrued interest payable	71,341	71,341	—	—	71,341

Cash and Cash Equivalents

The carrying amount is a reasonable estimate of fair value.

Investment Securities and Mortgage Backed Securities

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

Cash Surrender Value of Life Insurance

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

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at December 31, 2014 and September 30, 2014:

	Actual		For Capital Adequacy Purposes			To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(in thousands)
As of December 31, 2014
Total capital (to risk-weighted assets)	$23,769	23.42%	>	$8,118	>8.00%	>	$10,147	>10.00%
Tier 1 capital (to risk-weighted assets)	22,501	22.17%	>	4,059	>4.00%	>	6,088	>6.00%
Core (Tier 1) capital (to adjusted total assets)	22,501	14.39%	>	6,255	>4.00%	>	7,819	>5.00%

As of September 30, 2014
Total capital (to risk-weighted assets)	$23,327	23.66%	>	$7,887	>8.00%	>	$9,859	>10.00%
Tier 1 capital (to risk-weighted assets)	22,093	22.41%	>	3,943	>4.00%	>	5,915	>6.00%
Core (Tier 1) capital (to adjusted total assets)	22,093	14.32%	>	6,169	>4.00%	>	7,712	>5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
	(in thousands)	(in thousands)
Total equity	$22,455	$21,972
Unrealized loss on securities available-for-sale	46	121

Tier 1 capital	$22,501	22,093
Allowable allowances for loan and lease losses	1,268	1,234

Total risk-based capital	$23,769	$23,327

Note 9 — Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements or the Company.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements or the Company.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include, without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; real estate values in our market area; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed in the Company’s in the Company’s Annual Report on Form 10-K, as filed with the SEC on December 29, 2014, under the section titled “Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

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

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Assets increased $2.3 million, or 1.5%, to $154.5 million at December 31, 2014 from $152.2 million at September 30, 2014, primarily due to a $2.6 million increase in cash and cash equivalents, and a $727,000 net increase in loans receivable, offset by a $636,000 decrease in investment securities available for sale, a $200,000 decrease in FHLB stock, and a $1440,000 decrease in other assets.

The increase in loans was primarily due to a $540,000 increase in commercial leases and loans, a $464,000 increase in one-to four-family real estate non-owner occupied loans, a $447,000 increase in one-to four-family real estate owner occupied loans, a $400,000 increase in construction loans, and a $134,000 increase in home equity and second mortgages, offset by a $609,000 decrease in multi-family loans, a $386,000 decrease in commercial real estate loans, and a $158,000 decrease in commercial lines of credit. The increases were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships. The increase in cash and cash equivalents was the result of deposits received through the CDARS program and the decrease in investment securities. The decrease in investment securities available for sale was the result of a bond call in the amount of $750,000.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were three non-accrual loans at December 31, 2014 totaling $762,000, or 0.58% of total loans. These are the same three non-accrual loans that existed at September 30, 2014, which totaled $848,000, or 0.65% of total loans. The non-accrual loans at December 31, 2014 consisted of a $424,000 commercial line of credit, a commercial loan totaling $302,000, and a $36,000 one-to four-family real estate owner occupied loan.

Total liabilities increased by $2.0 million, or 1.6%, to $131.5 million at September 31, 2014 from $129.5 million at September 30, 2014. This increase was primarily attributable to an increase in deposits of $1.6 million and a $382,000 increase in advances from borrowers for taxes and insurance. The increase in deposits was primarily due to a $4.0 million increase in CDARS deposits, offset by a $2.4 million decrease in certificates of deposit. The increase in CDARS deposits is the result of the Bank’s participation in the CDARS one-way buy program. The decrease in certificates of deposit is partially due to special rate programs being offered by other local financial institutions. This program allows the Bank to attract term deposits at lower cost compared to the Bank’s internal offering rates and FHLB borrowing rates.

Stockholders’ equity increased $234,000 to $22.4 million at December 31, 2014 from $22.7 million at September 30, 2014. The increase was primarily the result of net income totaling $380,000, a $75,000 decrease in accumulated other comprehensive loss, $30,000 related to the allocation of ESOP shares and, $24,000 related to the stock benefit plans, offset by dividends totaling $243,000, and the retirement of 1,776 shares at a cost of $33,000 during the period.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

Overview.

	For the Three Months Ended
	December 31,
	2014	2013
	(Dollars in thousands, except
	per share amounts)

Net income	$380	$366

Basic and earnings per share	0.33	0.31

Diluted earnings per share	0.32	0.31

Average equity to average assets	14.68%	15.32%

The increase in net income for the three months ended December 31, 2014 was primarily attributable to a $97,000 increase in net interest income, offset by a $60,000 increase in non-interest expense, and a $20,000 increase in the provision for loan losses.

Net Interest Income. Net interest income increased $97,000 to $1.5 million for the three months ended December 31, 2014 compared to the same period of the prior year. Higher net interest income was the result of a $33,000 increase in interest income from investment securities, a $28,000 increase in income in loans, a $33,000 decrease in deposit interest expense, and a $3,000 decrease in FHLB borrowing expense.

For the three months ended December 31, 2014, the increase in interest income resulted from a $5.5 million increase in the average balance of loans, and a $7.4 million increase in the average balance of investment securities offset by a six basis point decrease in the average yield of interest earning assets. The decrease in total interest expense for the three months ended December 31, 2014 was primarily attributable to a $7.8 million decrease in the average balance of certificates of deposits and a five basis point decrease in their average cost.

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

	Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(43)	$71	$28
Investment securities	1	32	33

Total interest-earning assets	(42)	103	61

Interest Expense:
NOW and money market accounts	2	3	5
Passbook and club accounts	(1)	1	—
IRA accounts	(4)	(1)	(5)
Certificates of deposit	(25)	(23)	(48)
CDARS	0	15	15
FHLB advances	(2)	(1)	(3)

	(30)	(6)	(36)

Net change in net interest income	$(12)	$109	$97

Provision for Loan Losses. The provision for loan losses for the three months ended December 31, 2014 was $30,000 compared to $10,000 for the comparable 2013 period. The increase in the provision in the 2014 period was based on methodology used to determine an adequate level of allowance for loan losses, including the increase in the total amount and type of loans and the level of non-performing loans.

There was $762,000 in non-accruing loans at December 31, 2014 compared to $848,000 at September 30, 2014. There were no net charge-offs for the three months ended December 31, 2014 and 2013.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three month periods ended December 31, 2014 and 2013.

	Three Months Ended
	December 31,
	2014	2013	$ Change	% Change
Fees on deposit accounts	$10,797	$8,274	$2,523	30.5%
Other income	13,850	16,348	(2,498)	(15.3)%

Total non-interest income	$24,647	$24,622	$25	0.1%

Non-interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three month periods ended December 31, 2014 and 2013.

	Three Months Ended
	December 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$546,061	$519,046	$27,015	5.2%
Occupancy	89,148	87,908	1,240	1.4%
Data processing	62,409	69,567	(7,158)	(10.3)%
Professional fees	108,912	75,418	33,494	44.4%
FDIC insurance premiums	18,150	16,500	1,650	10.0%
Other	113,960	110,193	3,767	3.4%

Total non-interest expense	$938,640	$878,632	$60,008	6.8%

Salaries and benefits expense increased $27,000 for the three months ended December 31, 2014 due primarily to a $12,000 increase in salary and benefits expense resulting from annual raises and benefit expenses, an $11,000 increase in retirement fund contributions and a $4,000 increase in ESOP expense. Professional fees increased $33,000 primarily due to the increased use of consultants in order to maintain compliance with increasing regulatory compliance requirements.

Income Taxes. Income tax expense was $207,000 for the three months ended December 31, 2014 compared to $205,000 for the comparable period in 2013. The increase in income tax expense in the 2014 period was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at approximately 35%.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $12.2 million. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $69.0 million from the Federal Home Loan Bank of Pittsburgh. At December 31, 2014, we had no FHLB advances outstanding.

At December 31, 2014, we had $13.7 million in loan commitments outstanding, which consisted of commitments to grant $5.3 million in loans and $762,000 in commercial leases. At December 31, 2014, we had $5.8 million in undisbursed lines of credit, $2.3 million in undisbursed construction loans and $298,000 in undisbursed loans in process.

Certificates of deposit due within one year of December 31, 2014 totaled $27.5 million, representing 50.6% of certificates of deposit, and 21.3% of total deposits at December 31, 2014. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. For the three months ended December 31, 2014, we acquired an additional $4.0 in CDARS deposits to offset a $2.4 million decline in certificates for the three months ended December 31, 2014. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At December 31, 2014, the Company had $412,000 in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of December 31, 2014, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 23.42%, 22.17% and 14.39%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At December 31, 2014, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 5 to the consolidated financial statements included in this Form 10-Q and in the Company’s audited consolidated financial statements for the year ended September 30, 2014.

For the three months ended December 31, 2014, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the SEC on December 29, 2014. As of December 31, 2014, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publically Announced Plans or Programs	(d) Maximum Number of Shares Yet To Be Purchased Under the Plans or Programs (1)
October 1 through October 3	—	—	—	122,547
November 1 through November 30	—	—	—	122,547
December 1 through December 31	1,776	$18.82	1,776	120,771

Total	1,776		1,776

(1)	On September 16, 2014, the Board of Directors of the Company authorized the repurchase of up to 122,547 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: February 13, 2015	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: February 13, 2015	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)