Form 10-Q
period 2015-03-31
Eureka Financial Corp.
filed 2015-05-15
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 1,207,408 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	March 31, 2015	September 30, 2014
Assets:
Cash and due from banks	$628,683	$698,899
Interest-bearing deposits in other banks	10,339,260	8,941,044

Cash and cash equivalents	10,967,943	9,639,943
Investment securities available for sale	6,546,445	8,403,565
Investment securities held to maturity (fair value of $2,834,857 and $2,740,940, respectively)	2,768,192	2,772,470
Mortgage-backed securities available for sale	3,755	5,585
Federal Home Loan Bank (“FHLB”) stock, at cost	125,600	302,500
Loans receivable, net of allowance for loan losses of $1,421,038 and $1,361,038, respectively	131,542,911	128,030,483
Premises and equipment, net	1,064,569	1,073,073
Deferred tax asset, net	814,988	832,735
Accrued interest receivable and other assets	1,956,928	1,126,697

Total Assets	$155,791,331	$152,187,051

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$4,920,518	$5,639,321
Interest bearing	126,078,159	122,221,240

Total deposits	130,998,677	127,860,561
Advances from borrowers for taxes and insurance	405,121	633,159
Accrued interest payable and other liabilities	1,225,833	999,554

Total Liabilities	132,629,631	129,493,274

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,207,460 shares outstanding at March 31, 2015; 1,213,986 shares outstanding at September 30, 2014	12,075	12,140
Paid-in capital	9,981,513	10,025,400
Retained earnings - substantially restricted	13,568,727	13,179,662
Accumulated other comprehensive loss	(27,786)	(121,279)
Unearned ESOP shares	(372,829)	(402,146)

Total Stockholders’ Equity	23,161,700	22,693,777

Total Liabilities and Stockholders’ Equity	$155,791,331	$152,187,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$1,638,748	$1,615,305	$3,277,847	$3,226,776
Investment securities and other interest-earning assets:
Taxable	74,074	45,515	150,328	90,011
Tax exempt	21,983	24,089	44,435	45,110
Mortgage-backed securities	73	127	159	269

Total Interest Income	1,734,878	1,685,036	3,472,769	3,362,166

Interest Expense
Deposits	205,549	208,686	411,877	447,742
FHLB advances	—	3,580	—	6,616

Total Interest Expense	205,549	212,266	411,877	454,358

Net Interest Income	1,529,329	1,472,770	3,060,892	2,907,808
Provision for Loan Losses	30,000	15,000	60,000	25,000

Net Interest Income after Provision for Loan Losses	1,499,329	1,457,770	3,000,892	2,882,808

Non-Interest Income
Fees on deposit accounts	7,278	7,472	18,075	15,746
Other income	26,589	8,572	40,439	24,920

Total Non-Interest Income	33,867	16,044	58,514	40,666

Non-Interest Expense
Salaries and benefits	554,987	543,142	1,101,048	1,062,188
Occupancy	92,928	91,796	182,076	179,704
Data processing	65,204	64,122	127,613	133,689
Professional fees	89,359	83,961	198,271	159,379
Federal Deposit Insurance Corporation premiums	18,150	17,050	36,300	33,550
Other	141,041	139,163	255,001	249,356

Total Non-Interest Expenses	961,669	939,234	1,900,309	1,817,866

Income Before Income Tax Provision	571,527	534,580	1,159,097	1,105,608
Income Tax Provision	199,190	188,462	406,666	393,861

Net Income	$372,337	$346,118	$752,431	$711,747

Earnings per Common Share - Basic	$0.32	$0.29	$0.65	$0.60
Earnings per Common Share - Diluted	0.32	0.29	0.64	0.60

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

Net income	$372,337	$346,118	$752,431	$711,747
Other comprehensive income:
Decrease in unrealized losses on available for sale securities	27,681	303,601	141,656	187,164
Income tax effect	(9,412)	(103,224)	(48,163)	(63,635)

Other comprehensive income, net of tax:	18,269	200,377	93,493	123,529

Total comprehensive income	$390,606	$546,495	$845,924	$835,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2015

(unaudited)

	Common Stock Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Unearned ESOP Shares	Total

Balance, September 30, 2014	1,213,986	$12,140	$10,025,400	$13,179,662	$(121,279)	$(402,146)	$22,693,777

Net income	—	—	—	752,431	—	—	752,431
Other comprehensive income	—	—	—	—	93,493	—	93,493
Compensation expense related to restricted stock	—	—	39,564	—	—	—	39,564
Compensation expense related to stock options	—	—	8,670	—	—	—	8,670
Compensation expense on ESOP	—	—	31,609	—	—	29,317	60,926
Retirement of common stock	(6,526)	(65)	(123,730)	—	—	—	(123,795)
Dividends on common stock ($.30 per share)	—	—	—	(363,366)	—	—	(363,366)

Balance, March 31, 2015	1,207,460	$12,075	$9,981,513	$13,568,727	$(27,786)	$(372,829)	$23,161,700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$752,431	$711,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	71,706	75,901
Provision for loan losses	60,000	25,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(1,733)	2,153
Compensation expense for ESOP, restricted stock, and stock options	109,160	100,704
Deferred federal income taxes	(30,416)	(18,140)
Decrease (increase) in accrued interest receivable	62,297	(32,680)
Increase in prepaid/accrued income tax	(30,718)	(249,998)
Increase (decrease) in accrued interest payable	11,152	(10,613)
Increase retirement fund obligation	(161,500)	(115,707)
Other, net	(484,531)	62,537

Net cash provided by operating activities	357,848	550,904

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available for sale	2,000,000	5,000
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	—
Purchase of investment securities available for sale	—	(1,250,000)
Net paydowns in mortgage-backed securities available for sale	1,616	1,541
Purchase of FHLB stock	(22,500)	(320,000)
Redemption of FHLB stock	199,400	100,000
Net decrease (increase) in loans	1,643,544	(54,932)
Commercial leases purchased	(5,215,971)	(3,172,559)
Premises and equipment expenditures	(63,202)	(46,822)

Net cash used for investing activities	(1,452,113)	(4,737,772)

FINANCING ACTIVITIES
Net increase (decrease) in deposit accounts	3,138,116	(928,435)
Proceeds from FHLB borrowings	—	5,500,000
Net decrease in advances from borrowers for taxes and insurance	(228,038)	(202,403)
Purchase and retirement of common stock	(123,795)	(149,540)
Payment of dividends	(364,018)	(250,197)

Net cash provided by financing activities	2,422,265	3,969,425

Net increase (decrease) in cash and cash equivalents	1,328,000	(217,443)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,639,943	7,181,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,967,943	$6,963,626

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$400,725	$464,971
Income taxes paid	$467,000	$612,000

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three and six months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014

Weighted average common shares	1,210,733	1,251,814	1,212,283	1,252,149

Average unearned ESOP shares	(35,653)	(41,763)	(36,424)	(42,534)

Average unearned restricted shares	(11,546)	(16,739)	(12,057)	(17,392)

Weighted average common shares and stock equivalents used to calculate basic and diluted earnings per share	1,163,534	1,193,312	1,163,802	1,192,223

Additional common stock equivalents (restricted stock) used to calculate diluted earnings per share	1,300	1,096	824	454

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	4,386	2,813	2,631	1,471

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,169,220	1,197,221	1,167,257	1,194,148

Basic earnings per share	$0.32	$0.29	$0.65	$0.60
Diluted earnings per share	0.32	0.29	0.64	0.60

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding at March 31, 2015 and 2014. All of the options were considered dilutive based on the weighted average market value exceeding the weighted average stock price.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and six month periods ended March 31, 2015:

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of December 31, 2014	$(46,055)	Balance as of September 30, 2014	$(121,279)
Other comprehensive income before reclassification	18,269	Other comprehensive income before reclassification	93,493
Amount reclassified from accumulated other comprehensive loss	—	Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive income	18,269	Total other comprehensive income	93,493

Balance as of March 31, 2015	$(27,786)	Balance as of March 31, 2015	$(27,786)

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of December 31, 2013	$(433,585)	Balance as of September 30, 2013	$(361,394)
Other comprehensive income before reclassification	195,720	Other comprehensive income before reclassification	123,529
Amount reclassified from accumulated other comprehensive loss	—	Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive income	195,720	Total other comprehensive income	123,529

Balance as of March 31, 2014	$(237,865)	Balance as of March 31, 2014	$(237,865)

Note 3 — Investment Securities

Investment securities available for sale consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$590,852	$1,743	$—	$592,595
U.S. government agency securities	5,997,994	4,394	(48,538)	5,953,850

	$6,588,846	$6,137	$(48,538)	$6,546,445

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$591,350	$535	$(4,770)	$587,115
U.S. government agency securities	7,996,488	975	(181,013)	7,816,450

	$8,587,838	$1,510	$(185,783)	$8,403,565

U.S. government agency securities with carrying values of $5,953,850 and $5,070,700 at March 31, 2014 and September 30, 2014, respectively, were pledged to secure public deposits held by the Company.

There were no sales of available for sale investment securities during the six months ended March 31, 2015 or 2014.

The amortized cost and fair value of securities available for sale at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized Cost	Fair Value

Due in one year or less	$145,320	$145,362
Due after one year through five years	145,532	145,913
Due after ten years	6,297,994	6,255,170

	$6,588,846	$6,546,445

Investment securities held to maturity consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$2,018,192	$95,632	$(15,467)	$2,098,357
U.S. government agency securities	750,000	—	(13,500)	736,500

Total	$2,768,192	$95,632	$(28,967)	$2,834,857

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$2,022,470	$58,846	$(24,752)	$2,056,565
U.S. government agency securities	750,000	—	(65,625)	684,375

Total	$2,772,470	$58,846	$(90,377)	$2,740,940

U.S. government agency securities with carrying values of $736,500 and $750,000 at March 31, 2015 and September 30, 2014, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized Cost	Fair Value
Due after five years through ten years	$483,396	$544,122
Due after ten years	2,284,796	2,290,735

Total	$2,768,192	$2,834,857

Temporarily impaired investments consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$—	$—	$285,420	$(15,467)	$285,420	$(15,467)
U.S. government agency securities	745,050	(4,951)	3,441,575	(57,087)	4,186,625	(62,038)

	$745,050	$(4,951)	$3,726,995	$(72,554)	$4,472,045	$(77,505)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Obligations of states and political subdivisions	$297,030	$(1,310)	$572,700	$(28,212)	$869,730	$(29,522)
U.S. government agency securities	2,490,575	(7,975)	4,759,275	(238,663)	7,249,850	(246,638)

	$2,787,605	$(9,285)	$5,331,975	$(266,875)	$8,119,580	$(276,160)

The Company reviews its position quarterly. At March 31, 2015, the declines outlined in the above table represent temporary declines. The Company does not intend to sell and does not believe they will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 8 securities in an unrealized loss position at March 31, 2015. The Company has concluded that the unrealized losses disclosed above are temporary and the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$682	$50	$—	$732
Fannie Mae Certificates	2,772	251	—	3,023

	$3,454	$301	$—	$3,755

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Freddie Mac Certificates	$822	$60	$—	$882
Fannie Mae Certificates	4,246	457	—	4,703

	$5,068	$517	$—	$5,585

There were no sales of mortgage-backed securities during the three and six months ended March 31, 2015 and 2014 and there were no temporarily impaired mortgage-backed securities at March 31, 2015 or September 30, 2014. In addition, the Company had no securities in an unrealized loss position at March 31, 2015 or September 30, 2014.

The amortized cost and fair values of mortgage-backed securities at March 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	March 31, 2015
	Amortized Cost	Fair Value
Due after one year through five years	$2,046	$2,194
Due after five years through ten years	432	471
Due after ten years	976	1,090

	$3,454	$3,755

Note 5 — Loans

Major classifications of loans are as follows at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
One-to four-family real estate - owner occupied	$22,080,499	$21,556,222
One-to four-family real estate - non-owner occupied	40,339,704	39,185,939
Construction	3,579,725	2,562,823
Multi-family real estate	18,129,327	18,699,192
Commercial real estate	23,923,527	21,635,758
Home equity and second mortgages	1,979,431	1,880,546
Secured loans	147,283	158,512
Commercial leases and loans	18,724,799	19,231,496
Commercial lines of credit	4,415,702	4,790,107

	133,319,997	129,700,595
Plus:
Unamortized loan premiums	11,389	12,176
Less:
Unamortized loan fees and costs, net	(367,437)	(321,250)
Allowance for loan losses	(1,421,038)	(1,361,038)

	$131,542,911	$128,030,483

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate loans - owner occupied and non-owner occupied; (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) commercial loans and leases; and (8) commercial lines of credit.

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

Rating 5 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable. Credit quality indicators as of March 31, 2015 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One-to four-family real estate non-owner occupied	$40,339,704	$—	$—	$—	$—	$40,339,704
Construction	3,579,725	—	—	—	—	3,579,725
Multi-family real estate	18,129,327	—	—	—	—	18,129,327
Commercial real estate	23,908,481	15,046	—	—	—	23,923,527
Commercial leases and loans	18,423,071	—	301,728	—	—	18,724,799
Commercial lines of credit	4,240,232	12,311	163,159	—	—	4,415,702

	$108,620,540	$27,357	$464,887	$—	$—	$109,112,784

Credit quality indicators as of September 30, 2014 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One-to four-family real estate non-owner occupied	$39,185,939	$—	$—	$—	$—	$39,185,939
Construction	2,562,823	—	—	—	—	2,562,823
Multi-family real estate	18,699,192	—	—	—	—	18,699,192
Commercial real estate	21,635,758	—	—	—	—	21,635,758
Commercial leases and loans	18,843,633	—	387,863	—	—	19,231,496
Commercial lines of credit	4,174,051	192,139	423,917	—	—	4,790,107

	$105,101,396	$192,139	$811,780	$—	$—	$106,105,315

The following table presents performing and non-performing residential real estate and consumer loans based on payment activity as of March 31, 2015 and September 30, 2014. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	March 31, 2015
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate - owner occupied	$36,263	$22,044,236	$22,080,499
Home equity and second mortgages	—	1,979,431	1,979,431
Secured loans	—	147,283	147,283

	$36,263	$24,170,950	$24,207,213

	September 30, 2014
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate - owner occupied	$36,263	$21,519,959	$21,556,222
Home equity and second mortgages	—	1,880,546	1,880,546
Secured loans	—	158,512	158,512

	$36,263	$23,559,017	$23,595,280

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There was one impaired loans as of March 31, 2015, with no related allowance. The Company did not recognize any interest income from this loan for the three and six month period ended March 31, 2015. There were two impaired loans at September 30, 2014.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
Commercial leases and loans	$—	$—	$301,728	$301,728	$301,728	$344,795	$—

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
September 30, 2014
Commercial leases and loans	$—	$—	$387,863	$387,863	$387,863	$415,179	$15,175
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$811,780	$811,780	$811,780	$839,096	$15,175

The Bank did not have any TDRs in the periods ended March 31, 2015 and 2014. Nor did it have any TDRs within the year ended September 30, 2014.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate owner occupied	$142,075	$596,171	$36,263	$774,509	$21,305,990	$22,080,499	$36,263
One-to four family real estate non-owner occupied	—	—	—	—	40,339,704	40,339,704	—
Construction	—	—	—	—	3,579,725	3,579,725	—
Multi-family real estate	—	—	—	—	18,129,327	18,129,327	—
Commercial real estate	—	—	—	—	23,923,527	23,923,527	—
Home equity and second mortgages	—	—	—	—	1,979,431	1,979,431	—
Secured loans	—	—	—	—	147,283	147,283	—
Commercial leases and loans	—	—	301,728	301,728	18,423,071	18,724,799	301,728
Commercial lines of credit	—	—	—	—	4,415,702	4,415,702	—

	$142,075	$596,171	$337,991	$1,076,237	$132,243,760	$133,319,997	$337,991

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans

One-to four-family real estate owner occupied	$256,707	$—	$36,263	$292,970	$21,263,252	$21,556,222	$36,263
One-to four family real estate non-owner occupied	—	—	—	—	39,185,939	39,185,939	—
Construction	—	—	—	—	2,562,823	2,562,823	—
Multi-family real estate	—	—	—	—	18,699,192	18,699,192	—
Commercial real estate	—	—	—	—	21,635,758	21,635,758	—
Home equity and second mortgages	—	—	—	—	1,880,546	1,880,546	—
Secured loans	—	—	—	—	158,512	158,512	—
Commercial leases and loans	—	—	387,863	387,863	18,843,633	19,231,496	387,863
Commercial lines of credit	—	—	423,917	423,917	4,366,190	4,790,107	423,917

	$256,707	$—	$848,043	$1,104,750	$128,595,845	$129,700,595	$848,043

Eureka Bank primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Bank maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at March 31, 2015 and September 30, 2014 were approximately $338,000 and $848,000, respectively. The foregone interest on non-accrual loans was $4,192 and $12,593 for the three months ended March 31, 2015 and 2014 and $35,887 and $26,654 for the six months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and September 30, 2014, there were no loans that were 90 days or more delinquent and still accruing interest.

The following tables detail the allowance for loan losses and loan receivable balances at March 31, 2015 and September 30, 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four-family real estate - owner occupied	One-to four-family real estate - non-owner occupied	Construction	Multi- family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non-allocated	Total

Allowance for credit losses:

Beginning balance 1/1/2015	$161,720	$317,368	$61,424	$103,116	$265,960	$18,766	$—	$350,785	$48,401	$63,498	$1,391,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(32,278)	(53,530)	7,354	221	(31,561)	140	—	(37,694)	(5,127)	182,475	30,000

Ending balance 3/31/15	$129,442	$263,838	$68,778	$103,337	$234,399	$18,906	$—	$313,091	$43,274	$245,973	$1,421,038

Beginning balance 10/1/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(26,515)	(43,562)	32,525	(37,842)	11,513	10,604	—	41,724	(7,059)	78,612	60,000

Ending balance 3/31/15	$129,442	$263,838	$68,778	$103,337	$234,399	$18,906	$—	$313,091	$43,274	$245,973	$1,421,038

Beginning balance 1/1/2014	$151,845	$282,772	$21,110	$143,801	$262,131	$6,972	$—	$246,734	$49,581	$144,092	$1,309,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(3,540)	1,555	20,077	(450)	51,707	1,897	—	17,830	(307)	(73,769)	15,000

Ending balance 3/31/14	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038

Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(8,670)	16,432	21,752	1,668	43,898	1,398	—	17,586	2,893	(71,957)	25,000

Ending balance 3/31/14	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038

Allowance for credit losses:

Ending balance 3/31/2015	$129,442	$263,838	$68,778	$103,337	$234,399	$18,906	$—	$313,091	$43,274	$245,973	$1,421,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$129,442	$263,838	$68,778	$103,337	$234,399	$18,906	$—	$313,091	$43,274	$245,973	$1,421,038

Loans receivables:

Ending balance 3/31/2015	$22,080,499	$40,339,704	$3,579,725	$18,129,327	$23,923,527	$1,979,431	$147,283	$18,724,799	$4,415,702	$—	$133,319,997

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$301,728	$—	$—	$301,728

Ending balance: collectively evaluated for impairment	$22,080,499	$40,339,704	$3,579,725	$18,129,327	$23,923,527	$1,979,431	$147,283	$18,423,071	$4,415,702	$—	$133,018,269

Allowance for credit losses:

Ending balance 9/30/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Loans receivables:

Ending balance 9/30/2014	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$19,231,496	$4,790,107	$—	$129,700,595

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$387,863	$423,917	$—	$811,780

Ending balance: collectively evaluated for impairment	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$18,843,633	$4,366,190	$—	$128,888,815

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at March 31, 2015 and September 30, 2014 was approximately $11,280,000 and $12,283,000, respectively, with interest rates from 2.25% to 6.00%. Fixed rate loan commitments at March 31, 2015 and September 30, 2014 were approximately $4,969,000 and $5,660,000, respectively, with fixed rates of interest ranging from 3.75% to 5.50% and 3.00% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015
	Level I	Level II	Level III	Total
Description
Available for Sale Investments:
Mortgage-backed securities	$—	$3,755	$—	$3,755
Obligations of states and political subdivisions	—	592,595	—	592,595
U.S. government agency securities	—	5,953,850	—	5,953,850

Total	$—	$6,550,200	$—	$6,550,200

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Available for Sale Investments:
Mortgage-backed securities	$—	$5,585	$—	$5,585
Obligations of states and political subdivisions	—	587,115	—	587,115
U.S. government agency securities	—	7,816,450	—	7,816,450

Total	$—	$8,409,150	$—	$8,409,150

The following tables present the financial assets measured at fair value on a nonrecurring basis as of March 31, 2015 and September 30, 2014 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	March 31, 2015
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$301,728	$301,728

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$811,780	$811,780

The following tables present additional quantitative information about level III assets measured at fair value on a nonrecurring basis as of March 31, 2015 and September 30, 2014 and for which the Bank uses Level III inputs to determine fair value:

	March 31, 2015
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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following tables were used to estimate fair values of the Company’s financial instruments at March 31, 2015 and September 30, 2014:

	March 31, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$10,967,943	$10,967,943	$—	$—	$10,967,943
Investment securities available for sale	6,546,445	—	6,546,445	—	6,546,445
Investment securities held to maturity	2,768,192	—	2,834,857	—	2,834,857
Mortgage-backed securities available for sale	3,755	—	3,755	—	3,755
FHLB stock	125,600	125,600	—	—	125,600
Cash surrender value of life insurance	308,087	308,087			308,087
Loans receivable, net	131,542,911	—	—	138,925,000	138,925,000
Accrued interest receivable	521,092	521,092	—	—	521,092

Financial liabilities:
Deposits	$130,998,677	$59,913,773	$—	$71,316,000	$131,229,773
Advances from borrowers for taxes and insurance	405,121	405,121	—	—	405,121
Accrued interest payable	82,493	82,493	—	—	82,493

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$9,639,943	$9,639,943	$—	$—	$9,639,943
Investment securities available for sale	8,403,565	—	8,403,565	—	8,403,565
Investment securities held to maturity	2,772,470	—	2,740,940	—	2,740,940
Mortgage-backed securities available for sale	5,585	—	5,585	—	5,585
FHLB stock	302,500	302,500	—	—	302,500
Cash surrender value of life insurance	286,762	286,762			286,762
Loans receivable, net	128,030,483	—	—	134,453,483	134,453,483
Accrued interest receivable	583,389	583,389	—	—	583,389

Financial liabilities:
Deposits	$127,860,561	$57,486,788	$—	$70,261,774	$127,748,562
Advances from borrowers for taxes and insurance	633,159	633,159	—	—	633,159
Accrued interest payable	71,341	71,341	—	—	71,341

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

Note 8 — Capital Requirements

The Company and the Bank are subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements. The Federal Reserve Board establishes capital requirements for the Company and the OCC has similar requirements for the Bank. The following tables present regulatory capital information for the Company and the Bank. Information presented for March 31, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for both the Company and the Bank. Prior to January 1, 2015, the Bank was subject to capital requirements under Basel I and there were no capital requirements for the Company. Under these capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

Quantitative measures established by regulation require the Company and the Bank to maintain certain minimum capital amounts and ratios. Federal bank regulators require the Company and the Bank to maintain minimum ratios of core capital to adjusted average assets of 4.0%, common equity tier 1 capital to risk-weighted assets of 4.5%, tier 1 capital to risk-weighted assets of 6.0% and total risk-based capital to risk-weighted assets of 8.0%. At March 31, 2015, the Company and the Bank met all the capital adequacy requirements to which they were subject. At March 31, 2015, the Company and the Bank were “well capitalized” under the regulatory framework for prompt corrective action. To be “well capitalized,” the Company and the Bank must maintain minimum leverage, common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios of at least 5.0%, 6.5%, 8.0% and 10.0%, respectively. Management believes that no conditions or events have occurred since March 31, 2015 that would materially adversely change the Company’s and the Bank’s capital classifications.

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

The following table illustrates the Company’s actual regulatory capital levels compared with its regulatory capital requirements at March 31, 2015.

	Actual		For Capital Adequacy Purposes				To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(in thousands)

As of March 31, 2015
Common equity Tier I capital to total risk-weighted assets	$21,929	21.51%	>	$4,589	>	4.50%	>	$ 6,628	>	6.50%
Tier I capital to total risk-weighted assets	21,929	21.51%	>	6,118	>	6.00%	>	8,157	>	8.00%
Total capital to total risk-weighted assets	23,205	22.76%	>	8,157	>	8.00%	>	10,197	>	10.00%
Tier I leverage capital to average assets	21,929	14.01%	>	6,262	>	4.00%	>	7,827	>	5.00%

Beginning January 1, 2016, Basel III implements a requirement for all banking organizations to maintain a capital conservation buffer above the minimum risk-based capital requirements in order to avoid certain limitations on capital distributions, stock repurchases and discretionary bonus payments to executive officers. The capital conservation buffer will be exclusively composed of common equity tier 1 capital, and it applies to each of the three risk-based capital ratios but not the leverage ratio. On January 1, 2016, the Company and the Bank will be expected to comply with the capital conservation buffer requirement, which will increase the three risk-based capital ratios by 0.625% each year through 2019, at which point, the minimum common equity tier 1 risk-based, tier 1 risk-based and total risk-based capital ratios will be 7.0%, 8.5% and 10.5%, respectively.

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
	(in thousands)	(in thousands)
Total equity	$21,901	$21,972
Unrealized loss on securities available-for-sale	28	121

Tier 1 capital	$21,929	22,093
Allowable allowances for loan and lease losses	1,276	1,234

Total risk-based capital	$23,205	$23,327

Note 9 – Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. This Update did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This Update did not have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40). The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update did not have a significant impact on the Company’s financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Assets increased $3.6 million, or 2.4%, to $155.8 million at March 31, 2015 from $152.2 million at September 30, 2014, primarily due to a $1.3 million increase in cash and cash equivalents, and a $3.5 million net increase in loans receivable and a $830,000 increase in other assets offset by a $1.9 million decrease in investment securities available for sale, a $177,000 decrease in FHLB stock. The increase in cash and cash equivalents was the result of deposits received through the CDARS program and the decrease in investment securities. The decrease in investment securities available for sale was the result of bond calls. The decrease in FHLB stock was due to the repayment of borrowings.

The increase in loans was primarily due to a $2.3 million increase in commercial real estate loans, a $1.2 million increase in one-to four-family real estate – non-owner occupied loans, a $1.0 million increase in construction loans, a $524,000 increase in one-to four-family real estate owner occupied loans and a $99,000 increase in home equity and second mortgages, offset by a $570,000 decrease in multi-family real estate loans, a $507,000 decrease in commercial leases and loans, and a $374,000 decrease in commercial lines of credit. The increases were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There were two non-accrual loans at March 31, 2015 totaling $338,000, or 0.25% of total loans. There were three non-accrual loans that existed at September 30, 2014 totaling $848,000, or 0.65% of total loans. The non-accrual loans at March 31, 2015 consisted of a $302,000 commercial line of credit and a $36,000 one-to four-family real estate owner occupied loan.

Total liabilities increased by $3.1 million, or 2.4%, to $132.6 million at September 31, 2014 from $129.5 million at September 30, 2014. This increase was primarily attributable to an increase in deposits of $3.1 million, offset by a $228,000 decrease in advances from borrowers for taxes and insurance and a $226,000 increase in accrued interest payable and other liabilities. The increase in deposits was primarily due to a $5.0 million increase in CDARS deposits, a $2.1 million increase in NOW and money market accounts, a $1.0 million increase in savings deposits, offset by a $5.0 million decrease in certificates of deposit. The increase in CDARS deposits is the result of the Bank’s participation in the CDARS one-way buy program. The decrease in certificates of deposit is partially due to special rate programs being offered by other local financial institutions. The CDARS program allows the Bank to attract term deposits at lower cost compared to the Bank’s internal offering rates and FHLB borrowing rates.

Stockholders’ equity increased $468,000 to $23.2 million at March 31, 2015 from $22.7 million at September 30, 2014. The increase was primarily the result of net income totaling $752,000, a $94,000 decrease in accumulated other comprehensive loss, $61,000 related to the allocation of ESOP shares and, $48,000 related to the stock benefit plans, offset by dividends totaling $363,000, and the retirement of 6,526 shares at a cost of $124,000 during the period.

Results of Operations for the Three and Six Months Ended March 31, 2015 and 2014

Overview.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Net income	$372	$346

Basic and earnings per share	0.32	0.29

Diluted earnings per share	0.32	0.29

Average equity to average assets	14.79%	15.32%

	For the Six Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Net income	$752	$712

Basic earnings per share	0.65	0.60

Diluted earnings per share	0.64	0.60

Average equity to average assets	14.74%	15.32%

The increase in net income for the three months ended March 31, 2015 was primarily attributable to a $57,000 increase in net interest income and an $18,000 increase in non-interest income, offset by a $22,000 increase in non-interest expense, and a $15,000 increase in the provision for loan losses. The increase in net income for the six months ended March 31, 2015 was primarily attributable to a $153,000 increase in net interest income and an $18,000 increase in non-interest income offset by an $82,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $57,000 compared to the same period of the prior year to $1.5 million for the three months ended March 31, 2015. For the three months ended March 31, 2015, higher net interest income was the result of a $50,000 increase in total interest income, a decrease of $3,000 in deposit interest expense and a $4,000 decrease in FHLB borrowing expense. For the three months ended March 31, 2015, the average balance of loans receivable increased $6.6 million, offset by a five basis point decrease in the average yield compared to the three months ended March 31, 2014. For the three months ended March 31, 2015, the average balance of investment securities and interest bearing deposits increased $5.6 million compared to the three months ended March 31, 2014.

For the six months ended March 31, 2015, net interest income increased $153,000 to $3.1 million. Higher net interest income was the result of an $111,000 increase in total interest income, a decrease of $36,000 in deposit interest expense and a $7,000 decrease in FHLB borrowing expense. For the six months ended March 31, 2015, the increase in interest income resulted from a $6.1 million increase in the average balance of loans, and a $6.5 million increase in the average balance of investment securities offset by a 12 basis point decrease in the average yield of interest-earning assets. The decrease in total interest expense for the six months ended March 31, 2015 was primarily attributable to an $8.0 million decrease in the average balance of certificates of deposits and a five basis point decrease in their average cost.

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

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(60)	$84	$24
Investment securities	1	25	26

Total interest-earning assets	(59)	109	50

Interest Expense:
NOW and money market accounts	1	3	4
Passbook and club accounts	1	—	1
IRA accounts	(4)	—	(4)
Certificates of deposit	118	(144)	(26)
CDARS	(1)	23	22
FHLB advances	(2)	(2)	(4)

	113	(120)	(7)

Net change in net interest income	$(172)	$229	$57

	Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(105)	$156	$51
Investment securities	4	56	60

Total interest-earning assets	(101)	212	111

Interest Expense:
NOW and money market accounts	3	6	9
Passbook and club accounts	—	1	1
IRA accounts	(8)	(1)	(9)
Certificates of deposit	(26)	(48)	(74)
CDARS	1	36	37
FHLB advances	(4)	(3)	(7)

	(34)	(9)	(43)

Net change in net interest income	$(67)	$221	$154

Provision for Loan Losses. The provision for loan losses for the three and six months ended March 31, 2015 was $30,000 and $60,000, respectively compared to $15,000 and $25,000, respectively for the comparable 2014 periods. The increase in the provision was based on methodology used to determine an adequate level of allowance for loan losses, including the $3.5 million increase in loans originated during the six-month period ended March 31, 2015 and the level of non-performing loans.

There was $338,000 in non-accruing loans at March 31, 2015 compared to $848,000 at September 30, 2014. There were no net charge-offs for the six months ended March 31, 2015 and 2014.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Fees on deposit accounts	$7,278	$7,472	$(194)	(2.6)%
Other income	26,589	8,572	18,017	210.2%

Total non-interest income	$33,867	$16,044	$17,823	111.1%

	Six Months Ended March 31,
	2015	2014	$ Change	% Change

Fees on deposit accounts	$18,075	$15,746	$2,329	14.8%
Other income	40,439	24,920	15,519	62.3%

Total non-interest income	$58,514	$40,666	$17,848	43.9%

For the three month period ended March 31, 2015, other income includes a $16,325 increase in the cash surrender value of insurance policies compared to no such income for the three month period ended March 31, 2014.

For the six month period ended March 31, 2015, other income includes a $21,325 increase in the cash surrender value of insurance policies compared to $6,808 for the six-month period ended March 31, 2014.

Non-Interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and six month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$554,987	$543,142	$11,845	2.2%
Occupancy	92,928	91,796	1,132	1.2%
Data processing	65,204	64,122	1,082	1.7%
Professional fees	89,359	83,961	5,398	6.4%
FDIC insurance premiums	18,150	17,050	1,100	6.5%
Other	141,041	139,163	1,878	1.3%

Total non-interest expense	$961,669	$939,234	$22,435	2.4%

Salaries and benefits expense increased $12,000 for the three months ended March 31, 2015 due primarily to a $9,000 increase in retirement fund contributions and a $3,000 increase in ESOP expense. Professional fees increased $5,000 primarily due to the increased use of consultants in order to maintain compliance with increasing regulatory compliance requirements.

	Six Months Ended March 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$1,101,048	$1,062,188	$38,860	3.7%
Occupancy	182,076	179,704	2,372	1.3%
Data processing	127,613	133,689	(6,076)	(4.5)%
Professional fees	198,271	159,379	38,892	24.4%
FDIC insurance premiums	36,300	33,550	2,750	8.2%
Other	255,001	249,356	5,645	2.3%

Total non-interest expense	$1,900,309	$1,817,866	$82,443	4.5%

Salaries and benefits expense increased $39,000 for the six months ended March 31, 2015 due to a $19,000 increase in retirement fund contributions, an $11,000 increase in salary and benefits expense, and a $9,000 increase in ESOP expense. Professional fees increased $39,000 primarily due to the increased use of consultants in order to maintain compliance with increasing regulatory compliance requirements.

Income Taxes. Income tax expense was $199,000 and $407,000 for the three and six months ended March 31, 2015 compared to $188,000 and $394,000 for the comparable period in 2014. The increase in income tax expense in the 2015 period was primarily the result of an increase in pre-tax income as the effective tax rate was comparable throughout the periods at approximately 35%.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $11.0 million. In addition, at March 31, 2015, we had the ability to borrow a total of approximately $70.0 million from the Federal Home Loan Bank of Pittsburgh. At March 31, 2015, we had no FHLB advances outstanding.

At March 31, 2015, we had $11.3 million in loan commitments outstanding, which consisted of commitments to grant $1.2 million in loans and $1.2 million in commercial leases. At March 31, 2015, we had $5.9 million in undisbursed lines of credit, $2.5 million in undisbursed construction loans and $500,000 in undisbursed loans in process.

Certificates of deposit due within one year of March 31, 2015 totaled $25.5 million, representing 48.6% of certificates of deposit, and 19.5% of total deposits at March 31, 2015. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. For the three months ended March 31, 2015, we acquired an additional $1.1 in CDARS deposits to offset a $1.9 million decline in certificates for the three months ended March 31, 2015. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At March 31, 2015, the Company had $1.2 million in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of March 31, 2015, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.76%, 21.51% and 14.01%, respectively. The regulatory requirements at that date were 8.0%, 4.0% and 4.0%, respectively. At March 31, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended March 31, 2015, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the SEC on December 29, 2014. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publically Announced Plans or Programs	(d) Maximum Number of Shares Yet To Be Purchased Under the Plans or Programs (1)
January 1 through January 31	104	$18.95	104	120,667
February 1 through February 28	622	19.02	622	120,045
March 1 through March 31	4,024	19.02	4,024	116,021

Total	4,750		4,750

(1)	On September 16, 2014, the Board of Directors of the Company authorized the repurchase of up to 122,547 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated:	May 15, 2015	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated:	May 15, 2015	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)