Form 10-Q
period 2015-06-30
Eureka Financial Corp.
filed 2015-08-14
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2015, there were 1,207,408 shares of the registrant’s common stock outstanding.

EUREKA FINANCIAL CORP.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	June 30, 2015	September 30, 2014
Assets:
Cash and due from banks	$848,454	$698,899
Interest-bearing deposits in other banks	7,434,313	8,941,044

Cash and cash equivalents	8,282,767	9,639,943
Investment securities available for sale	6,428,700	8,403,565
Investment securities held to maturity (fair value of $2,749,736 and $2,740,940, respectively)	2,768,553	2,772,470
Mortgage-backed securities available for sale	3,374	5,585
Federal Home Loan Bank (“FHLB”) stock, at cost	131,900	302,500
Loans receivable, net of allowance for loan losses of $1,431,038 and $1,361,038, respectively	133,129,811	128,030,483
Premises and equipment, net	1,034,296	1,073,073
Deferred tax asset, net	893,842	832,735
Other real estate owned	539,735	—
Accrued interest receivable and other assets	1,412,606	1,126,697

Total Assets	$154,625,584	$152,187,051

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,146,561	$5,639,321
Interest bearing	123,965,426	122,221,240

Total deposits	129,111,987	127,860,561
Advances from borrowers for taxes and insurance	710,365	633,159
Accrued interest payable and other liabilities	1,384,694	999,554

Total Liabilities	131,207,046	129,493,274

Stockholders’ Equity:
Common stock, $.01 par value; 10,000,000 shares authorized; 1,207,408 shares outstanding at June 30, 2015; 1,213,986 shares outstanding at September 30, 2014	12,074	12,140
Paid-in capital	10,030,616	10,025,400
Retained earnings - substantially restricted	13,839,138	13,179,662
Accumulated other comprehensive loss	(105,354)	(121,279)
Unearned ESOP shares	(357,936)	(402,146)

Total Stockholders’ Equity	23,418,538	22,693,777

Total Liabilities and Stockholders’ Equity	$154,625,584	$152,187,051

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$1,640,846	$1,627,134	$4,918,693	$4,853,910
Investment securities and other interest-earning assets:
Taxable	53,206	58,673	203,534	148,684
Tax exempt	20,440	22,198	64,875	67,308
Mortgage-backed securities	59	90	217	359

Total Interest Income	1,714,551	1,708,095	5,187,319	5,070,261

Interest Expense
Deposits	211,091	205,465	622,967	653,207
FHLB advances	—	3,531	—	10,147

Total Interest Expense	211,091	208,996	622,967	663,354

Net Interest Income	1,503,460	1,499,099	4,564,352	4,406,907
Provision for Loan Losses	10,000	25,000	70,000	50,000

Net Interest Income after Provision for Loan Losses	1,493,460	1,474,099	4,494,352	4,356,907

Non-Interest Income
Fees on deposit accounts	10,172	8,452	28,248	24,198
Other income	9,978	37,814	50,416	62,734

Total Non-Interest Income	20,150	46,266	78,664	86,932

Non-Interest Expense
Salaries and benefits	574,313	547,466	1,675,361	1,609,654
Occupancy	85,408	84,694	267,485	264,398
Data processing	64,377	68,708	191,990	202,397
Professional fees	76,252	90,665	274,523	250,044
Federal Deposit Insurance Corporation premiums	18,150	18,150	54,450	51,700
Other	118,710	102,271	373,711	351,627

Total Non-Interest Expenses	937,210	911,954	2,837,520	2,729,820

Income Before Income Tax Provision	576,400	608,411	1,735,496	1,714,019
Income Tax Provision	185,248	206,017	591,914	599,878

Net Income	$391,152	$402,394	$1,143,582	$1,114,141

Earnings per Common Share - Basic	$0.34	$0.34	$0.98	$0.93
Earnings per Common Share - Diluted	0.34	0.34	0.98	0.93

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2015	2014	2015	2014

Net income	$391,152	$402,394	$1,143,582	$1,114,141
Other comprehensive income:
(Increase) decrease in unrealized losses on available for sale securities	(117,558)	140,279	24,098	327,443
Income tax effect	39,990	(47,695)	(8,173)	(111,330)

Other comprehensive (loss) income, net of tax:	(77,568)	92,584	15,925	216,113

Total comprehensive income	$313,584	$494,978	$1,159,507	$1,330,254

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2015

(unaudited)

	Common Stock Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned ESOP Shares	Total

Balance, September 30, 2014	1,213,986	$12,140	$10,025,400	$13,179,662	$(121,279)	$(402,146)	$22,693,777

Net income	—	—	—	1,143,582	—	—	1,143,582
Other comprehensive income	—	—	—	—	15,925	—	15,925
Compensation expense related to restricted stock	—	—	64,397	—	—	—	64,397
Compensation expense related to stock options	—	—	15,350	—	—	—	15,350
Compensation expense on ESOP	—	—	50,187	—	—	44,210	94,397
Retirement of common stock	(6,578)	(66)	(124,718)	—	—	—	(124,784)
Dividends on common stock ($.40 per share)	—	—	—	(484,106)	—	—	(484,106)

Balance, June 30, 2015	1,207,408	$12,074	$10,030,616	$13,839,138	$(105,354)	$(357,936)	$23,418,538

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,143,582	$1,114,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	104,886	112,449
Provision for loan losses	70,000	50,000
Net accretion/amortization of discounts and premiums on securities and unamortized loan fees and costs	(1,875)	1,050
Compensation expense for ESOP, restricted stock, and stock options	174,144	152,504
Increase in deferred tax expense	(69,280)	(18,140)
Decrease in accrued interest receivable	28,944	29,801
Decrease in prepaid income tax	18,394	—
Increase (decrease) in accrued interest payable	23,965	(1,646)
Decrease in retirement fund obligation	(80,979)	(33,957)
Other, net	106,804	(205,121)

Net cash provided by operating activities	1,518,585	1,201,081

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities available for sale	3,500,000	1,500,000
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	5,000
Purchase of investment securities available for sale	(1,500,000)	(1,750,000)
Net paydowns in mortgage-backed securities available for sale	1,966	2,294
Purchase of FHLB stock	(52,000)	(361,800)
Redemption of FHLB stock	222,600	100,000
Net decrease (increase) in loans	894,459	(1,263,194)
Commercial leases purchased	(6,600,761)	(3,957,242)
Premises and equipment expenditures	(66,109)	(47,356)

Net cash used for investing activities	(3,594,845)	(5,772,298)

FINANCING ACTIVITIES
Net increase in deposit accounts	1,251,426	5,065,308
Proceeds from FHLB borrowings	—	8,000,000
Repayment of FHLB borrowings	—	(3,500,000)
Net increase in advances from borrowers for taxes and insurance	77,206	160,937
Purchase and retirement of common stock	(124,784)	(160,827)
Payment of dividends	(484,764)	(350,663)

Net cash provided by financing activities	719,084	9,214,755

Net (decrease) increase in cash and cash equivalents	(1,357,176)	4,643,538
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,639,943	7,181,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,282,767	$11,824,607

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$599,002	$667,618
Income taxes paid	$642,000	$787,000

Noncash investing transaction:
Transfers from loans to other real estate owned	$536,974	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Significant Accounting Policies

Eureka Financial Corp., a Maryland corporation (the “Company”), and its wholly-owned subsidiary, Eureka Bank (the “Bank”), provide a variety of financial services to individuals and corporate customers through its main office and branch located in Southwestern Pennsylvania. The Bank’s primary deposit products are interest-bearing checking accounts, savings accounts and certificates of deposits. Its primary lending products are single-family residential loans, multi-family and commercial real estate loans, and commercial leases and loans.

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

The following is a reconciliation of the numerator and denominator of the basic and dilutive earnings per share computations for net income for the three and nine months ended June 30, 2015 and 2014.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted average common shares	1,207,426	1,247,236	1,210,664	1,251,337

Average unearned ESOP shares	(34,126)	(40,236)	(35,658)	(41,768)

Average unearned restricted shares	(12,305)	(15,437)	(11,631)	(16,741)

Weighted average common shares and stock equivalents used to calculate basic and diluted earnings per share	1,160,995	1,191,563	1,163,375	1,192,828

Additional common stock equivalents (restricted shares) used to calculate diluted earnings per share	1,564	938	312	—

Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,390	2,425	1,463	1,797

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,165,949	1,194,926	1,165,150	1,194,625

Basic and diluted earnings per share	$0.34	$0.34	$0.98	$0.93

Options to purchase 64,907 shares of common stock at a price of $15.24 per share were outstanding at both June 30, 2015 and 2014. All of the options were considered dilutive based on the weighted average market value exceeding the weighted average stock price.

Options to purchase 3,818 shares of common stock at a price of $21.52 per share were outstanding at June 30, 2015. No shares were included in the computation of diluted earnings per share because doing so would have been anti-dilutive as the weighted average exercise price was in excess of the weighted average market value.

Reclassifications

Certain comparative amounts from the prior year period have been reclassified to conform to current period classifications. Such reclassifications had no effect on net income and stockholders’ equity.

Note 2 — Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss by component net of tax for the three and nine month periods ended June 30, 2015 and 2014:

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of March 31, 2015	$(27,786)	Balance as of September 30, 2014	$(121,279)
Other comprehensive loss before reclassification	(77,568)	Other comprehensive income before reclassification	15,925
Amount reclassified from accumulated other comprehensive loss	—	Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive loss	(77,568)	Total other comprehensive income	15,925

Balance as of June 30, 2015	$(105,354)	Balance as of June 30, 2015	$(105,354)

	Unrealized Losses on Available for Sale Securities		Unrealized Losses on Available for Sale Securities
Balance as of March 31, 2014	$(237,865)	Balance as of September 30, 2013	$(361,394)
Other comprehensive income before reclassification	92,584	Other comprehensive income before reclassification	216,113
Amount reclassified from accumulated other comprehensive loss	—	Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive income	92,584	Total other comprehensive income	216,113

Balance as of June 30, 2014	$(145,281)	Balance as of June 30, 2014	$(145,281)

Note 3 — Investment Securities

Investment securities available for sale consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$590,604	$296	$(4,425)	$586,475
U.S. government agency securities	5,998,022	—	(155,797)	5,842,225

	$6,588,626	$296	$(160,222)	$6,428,700

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$591,350	$535	$(4,770)	$587,115
U.S. government agency securities	7,996,488	975	(181,013)	7,816,450

	$8,587,838	$1,510	$(185,783)	$8,403,565

U.S. government agency securities with carrying values of $5,248,022 and $5,070,700 at June 30, 2015 and September 30, 2014, respectively, were pledged to secure public deposits held by the Company at those dates.

There were no sales of available for sale investment securities during the nine months ended June 30, 2015 or 2014.

The amortized cost and fair value of securities available for sale at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized Cost	Fair Value

Due in one year or less	$145,160	$145,145
Due after one year through five years	145,444	145,740
Due after ten years	6,298,022	6,137,815

	$6,588,626	$6,428,700

Investment securities held to maturity consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$2,018,553	$61,857	$(28,174)	$2,052,236
U.S. government agency securities	750,000	—	(52,500)	697,500

Total	$2,768,553	$61,857	$(80,674)	$2,749,736

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Obligations of states and political subdivisions	$2,022,470	$58,846	$(24,752)	$2,056,564
U.S. government agency securities	750,000	—	(65,624)	684,376

Total	$2,772,470	$58,846	$(90,376)	$2,740,940

U.S. government agency securities with carrying values of $750,000 at June 30, 2015 and September 30, 2014, respectively, were pledged to secure public deposits held by the Company at those dates.

The amortized cost and fair value of securities held to maturity at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized Cost	Fair Value
Due after five years through ten years	$483,448	$530,736
Due after ten years	2,285,105	2,219,000

Total	$2,768,553	$2,749,736

Temporarily impaired investments consisted of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$440,735	$(4,425)	$272,700	$(28,174)	$713,435	$(32,599)
U.S. government agency securities	4,513,850	(135,491)	1,925,372	(72,806)	6,439,222	(208,297)

	$4,954,585	$(139,916)	$2,198,072	$(100,980)	$7,152,657	$(240,896)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$297,030	$(1,310)	$572,700	$(28,212)	$869,730	$(29,522)
U.S. government agency securities	2,490,575	(7,975)	4,759,275	(238,663)	7,249,850	(246,638)

	$2,787,605	$(9,285)	$5,331,975	$(266,875)	$8,119,580	$(276,160)

The Company reviews its unrealized loss amount quarterly. At June 30, 2015, the declines outlined in the above table represent temporary declines. The Company does not intend to sell, and does not believe it will be required to sell these securities before recovery of their cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 13 securities in an unrealized loss position at June 30, 2015. The Company has concluded that the unrealized losses disclosed above are temporary and that interest rate changes or sector credit ratings changes are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any impaired securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

Note 4 — Mortgage-Backed Securities

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$624	$44	$—	$668
Fannie Mae Certificates	2,482	224	—	2,706

	$3,106	$268	$—	$3,374

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Freddie Mac Certificates	$822	$60	$—	$882
Fannie Mae Certificates	4,246	457	—	4,703

	$5,068	$517	$—	$5,585

There were no sales of mortgage-backed securities during the three and nine months ended June 30, 2015 and 2014 and there were no temporarily impaired mortgage-backed securities at June 30, 2015 or September 30, 2014. In addition, the Company had no securities in an unrealized loss position at June 30, 2015 or September 30, 2014.

The amortized cost and fair values of mortgage-backed securities at June 30, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty.

	June 30, 2015
	Amortized	Fair
	Cost	Value
Due after one year through five years	$1,753	$1,885
Due after five years through ten years	418	453
Due after ten years	935	1,036

	$3,106	$3,374

Note 5 — Loans

Major classifications of loans are as follows at June 30, 2015 and September 30, 2014:

	June 30,	September 30,
	2015	2014
One-to four-family real estate - owner occupied	$21,899,590	$21,556,222
One-to four-family real estate - non-owner occupied	41,002,714	39,185,939
Construction	4,730,363	2,562,823
Multi-family real estate	17,807,636	18,699,192
Commercial real estate	24,710,039	21,635,758
Home equity and second mortgages	2,029,022	1,880,546
Secured loans	150,250	158,512
Commercial leases and loans	18,351,128	19,231,496
Commercial lines of credit	4,256,743	4,790,107

	134,937,485	129,700,595
Plus:
Unamortized loan premiums	11,004	12,176
Less:
Unamortized loan fees and costs, net	(387,640)	(321,250)
Allowance for loan losses	(1,431,038)	(1,361,038)

	$133,129,811	$128,030,483

Loan Portfolio Composition

The loan and lease receivable portfolio is broken down into the following categories: (1) one- to four-family real estate owner occupied and non-owner occupied loans; (2) construction loans; (3) multi-family real estate loans; (4) commercial real estate loans; (5) home equity and second mortgage loans; (6) secured loans; (7) commercial leases and loans; and (8) commercial lines of credit.

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

Rating 5 – Loss

Once an asset is identified as a definite loss to the Bank, it will receive the classification of “loss.” There may be some future potential recovery; however it is more practical to write off the loan at the time of classification. Losses will be taken in the period in which they are determined to be uncollectable. Credit quality indicators as of June 30, 2015 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One-to four-family real estate non-owner occupied	$41,002,714	$—	$—	$—	$—	$41,002,714
Construction	4,730,363	—	—	—	—	4,730,363
Multi-family real estate	17,807,636	—	—	—	—	17,807,636
Commercial real estate	24,710,039	—	—	—	—	24,710,039
Commercial leases and loans	18,049,400	—	301,728	—	—	18,351,128
Commercial lines of credit	4,094,281	—	162,462	—	—	4,256,743

	$110,394,433	$—	$464,190	$—	$—	$110,858,623

Credit quality indicators as of September 30, 2014 were as follows:

	Pass	Special Mention	Substandard	Doubtful	Loss	Total

One-to four-family real estate non-owner occupied	$39,185,939	$—	$—	$—	$—	$39,185,939
Construction	2,562,823	—	—	—	—	2,562,823
Multi-family real estate	18,699,192	—	—	—	—	18,699,192
Commercial real estate	21,635,758	—	—	—	—	21,635,758
Commercial leases and loans	18,843,633	—	387,863	—	—	19,231,496
Commercial lines of credit	4,174,051	192,139	423,917	—	—	4,790,107

	$105,101,396	$192,139	$811,780	$—	$—	$106,105,315

The following table presents performing and non-performing residential real estate and consumer loans based on payment activity as of June 30, 2015 and September 30, 2014. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due.

	June 30, 2015
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate - owner occupied	$—	$21,899,590	$21,899,590
Home equity and second mortgages	—	2,029,022	2,029,022
Secured loans	—	150,250	150,250

	$—	$24,078,862	$24,078,862

	September 30, 2014
	Nonperforming Loans	Performing Loans	Total
One-to four-family real estate - owner occupied	$36,263	$21,519,959	$21,556,222
Home equity and second mortgages	—	1,880,546	1,880,546
Secured loans	—	158,512	158,512

	$36,263	$23,559,017	$23,595,280

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. There was one impaired loans as of June 30, 2015, with no related allowance. The Company did not recognize any interest income from this loan for the three and nine month period ended June 30, 2015. There were two impaired loans at September 30, 2014.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
June 30, 2015
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

The Bank did not have any TDRs in the three or nine month periods ended June 30, 2015 and 2014. Nor did it have any TDRs within the year ended September 30, 2014.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past due status as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate owner occupied	$87,612	$—	$—	$87,612	$21,811,978	$21,899,590	$—
One-to four family real estate non-owner occupied	141,200	—	—	141,200	40,861,514	41,002,714	—
Construction	—	—	—	—	4,730,363	4,730,363	—
Multi-family real estate	—	—	—	—	17,807,636	17,807,636	—
Commercial real estate	—	—	—	—	24,710,039	24,710,039	—
Home equity and second mortgages	—	—	—	—	2,029,022	2,029,022	—
Secured loans	—	—	—	—	150,250	150,250	—
Commercial leases and loans	—	—	301,728	301,728	18,049,400	18,351,128	301,728
Commercial lines of credit	—	—	—	—	4,256,743	4,256,743	—

	$228,812	$—	$301,728	$530,540	$134,406,945	$134,937,485	$301,728

The following table presents the classes of the loan portfolio summarized by the past due status as of September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Nonaccrual Loans
One-to four-family real estate owner occupied	$256,707	$—	$36,263	$292,970	$21,263,252	$21,556,222	$36,263
One-to four family real estate non-owner occupied	—	—	—	—	39,185,939	39,185,939	—
Construction	—	—	—	—	2,562,823	2,562,823	—
Multi-family real estate	—	—	—	—	18,699,192	18,699,192	—
Commercial real estate	—	—	—	—	21,635,758	21,635,758	—
Home equity and second mortgages	—	—	—	—	1,880,546	1,880,546	—
Secured loans	—	—	—	—	158,512	158,512	—
Commercial leases and loans	—	—	387,863	387,863	18,843,633	19,231,496	387,863
Commercial lines of credit	—	—	423,917	423,917	4,366,190	4,790,107	423,917

	$256,707	$—	$848,043	$1,104,750	$128,595,845	$129,700,595	$848,043

Eureka Bank primarily grants loans to customers throughout Southwestern Pennsylvania. Eureka Bank maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at June 30, 2015 and September 30, 2014 were approximately $302,000 and $848,000, respectively. The foregone interest on non-accrual loans was $649 and $12,593 for the three months ended June 30, 2015 and 2014 and $24,262 and $26,654 for the nine months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and September 30, 2014, there were no loans that were 90 days or more delinquent and still accruing interest.

The following tables detail the allowance for loan losses and loan receivable balances at June 30, 2015 and September 30, 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four-family real estate - owner occupied	One-to four-family real estate - non-owner occupied	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non- allocated	Total

Allowance for credit losses:

Beginning balance 4/1/2015	$129,442	$263,838	$68,778	$103,337	$234,399	$18,906	$—	$313,091	$43,274	$245,973	$1,421,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(6,207)	1,728	(25,324)	(3,533)	8,761	13,560	—	13,100	(1,388)	9,303	10,000

Ending balance 6/30/15	$123,235	$265,566	$43,454	$99,804	$243,160	$32,466	$—	$326,191	$41,886	$255,276	$1,431,038

Beginning balance 10/1/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(32,722)	(41,834)	7,201	(41,375)	20,274	24,164	—	54,824	(8,447)	87,915	70,000

Ending balance 6/30/15	$123,235	$265,566	$43,454	$99,804	$243,160	$32,466	$—	$326,191	$41,886	$255,276	$1,431,038

Beginning balance 4/1/2014	$148,305	$284,327	$41,187	$143,351	$313,838	$8,869	$—	$264,564	$49,274	$70,323	$1,324,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	2,593	12,850	(3,957)	349	(52,092)	779	—	3,444	4,343	56,691	25,000

Ending balance 6/30/14	$150,898	$297,177	$37,230	$143,700	$261,746	$9,648	$—	$268,008	$53,617	$127,014	$1,349,038

Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions (credits)	(6,077)	29,282	17,795	2,017	(8,194)	2,177	—	21,030	7,236	(15,266)	50,000

Ending balance 6/30/14	$150,898	$297,177	$37,230	$143,700	$261,746	$9,648	$—	$268,008	$53,617	$127,014	$1,349,038

Allowance for credit losses:

Ending balance 6/30/2015	$123,235	$265,566	$43,454	$99,804	$243,160	$32,466	$—	$326,191	$41,886	$255,276	$1,431,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$123,235	$265,566	$43,454	$99,804	$243,160	$32,466	$—	$326,191	$41,886	$255,276	$1,431,038

Loans receivables:

Ending balance 6/30/2015	$21,899,590	$41,002,714	$4,730,363	$17,807,636	$24,710,039	$2,029,022	$150,250	$18,351,128	$4,256,743	$—	$134,937,485

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$301,728	$—	$—	$301,728

Ending balance: collectively evaluated for impairment	$21,899,590	$41,002,714	$4,730,363	$17,807,636	$24,710,039	$2,029,022	$150,250	$18,049,400	$4,256,743	$—	$134,635,757

Allowance for credit losses:

Ending balance 9/30/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Loans receivables:

Ending balance 9/30/2014	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$19,231,496	$4,790,107	$—	$129,700,595

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$387,863	$423,917	$—	$811,780

Ending balance: collectively evaluated for impairment	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$18,843,633	$4,366,190	$—	$128,888,815

Note 6 — Commitments

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at June 30, 2015 and September 30, 2014 was approximately $11,643,000 and $12,283,000, respectively, with interest rates from 1.75% to 6.75%. Fixed rate loan commitments at June 30, 2015 and September 30, 2014 were approximately $4,226,000 and $5,660,000, respectively, with fixed rates of interest ranging from 1.75% to 6.75% and 3.00% to 6.75%, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015
	Level I	Level II	Level III	Total
Description
Available for Sale Investments:
Mortgage-backed securities	$—	$3,374	$—	$3,374
Obligations of states and political subdivisions	—	586,475	—	586,475
U.S. government agency securities	—	5,842,225	—	5,842,225

Total	$—	$6,432,074	$—	$6,432,074

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Available for Sale Investments:
Mortgage-backed securities	$—	$5,585	$—	$5,585
Obligations of states and political subdivisions	—	587,115	—	587,115
U.S. government agency securities	—	7,816,450	—	7,816,450

Total	$—	$8,409,150	$—	$8,409,150

The following tables present the financial assets measured at fair value on a nonrecurring basis as of June 30, 2015 and September 30, 2014 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	June 30, 2015
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$301,728	$301,728
Other real estate owned	—	—	539,735	539,735

	$—	$—	$841,463	$841,463

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$811,780	$811,780

The following tables present additional quantitative information about Level III assets measured at fair value on a nonrecurring basis as of June 30, 2015 and September 30, 2014 and for which the Bank uses Level III inputs to determine fair value:

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$301,728	Discounted cash flow	Probability of default	—

Other real estate owned	539,735	Fair Value of collateral (1)	Appraisal adjustments (2)	20 (20	% )

	$841,463

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired Loans	$387,863	Discounted cash flow	Probability of default	—

	423,917	Fair Value of collateral (1)	Appraisal adjustments (2)	20 (20	% )

	$811,780

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following tables were used to estimate fair values of the Company’s financial instruments at June 30, 2015 and September 30, 2014:

	June 30, 2015
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$8,282,767	$8,282,767	$—	$—	$8,282,767
Investment securities available for sale	6,428,700	—	6,428,700	—	6,428,700
Investment securities held to maturity	2,768,553	—	2,749,736	—	2,749,736
Mortgage-backed securities available for sale	3,374	—	3,374	—	3,374
FHLB stock	131,900	131,900	—	—	131,900
Cash surrender value of life insurance	307,776	307,776	—	—	307,776
Loans receivable, net	133,129,811	—	—	139,617,811	139,617,811
Accrued interest receivable	554,445	554,445	—	—	554,445

Financial liabilities:
Deposits	$129,111,987	$60,070,746	$—	$69,070,240	$129,140,986
Advances from borrowers for taxes and insurance	710,365	710,365	—	—	710,365
Accrued interest payable	95,306	95,306	—	—	95,306

	September 30, 2014
	Carrying				Total
	Value	Level I	Level II	Level III	Fair Value
Financial assets:
Cash and cash equivalents	$9,639,943	$9,639,943	$—	$—	$9,639,943
Investment securities available for sale	8,403,565	—	8,403,565	—	8,403,565
Investment securities held to maturity	2,772,470	—	2,740,940	—	2,740,940
Mortgage-backed securities available for sale	5,585	—	5,585	—	5,585
FHLB stock	302,500	302,500	—	—	302,500
Cash surrender value of life insurance	286,762	286,762	—	—	286,762
Loans receivable, net	128,030,483	—	—	134,453,483	134,453,483
Accrued interest receivable	583,389	583,389	—	—	583,389

Financial liabilities:
Deposits	$127,860,561	$57,486,788	$—	$70,261,774	$127,748,562
Advances from borrowers for taxes and insurance	633,159	633,159	—	—	633,159
Accrued interest payable	71,341	71,341	—	—	71,341

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

Note 8 — Capital Requirements

The Bank is subject to regulatory capital adequacy requirements promulgated by federal bank regulatory agencies. Failure by the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by regulators that could have a material adverse effect on our consolidated financial statements.

In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for institutions with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

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

Information presented below as of June 30, 2015 reflects the Basel III capital requirements that became effective January 1, 2015 for the Bank. Under these capital requirements and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.

The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account established in connection with the Bank’s “second step” conversion or the regulatory capital requirements imposed by federal and state regulations.

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

The following table illustrates the Company’s actual regulatory capital levels compared with its regulatory capital requirements at June 30, 2015.

	Actual		For Capital Adequacy Purposes				To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(in thousands)
As of June 30, 2015
Common equity Tier I capital to total risk-weighted assets	$22,354	21.37%	>	$4,708	>	4.50%	>	$6,801	>	6.50%
Tier I capital to total risk-weighted assets	22,354	21.37%	>	6,278	>	6.00%	>	8,370	>	8.00%
Total capital to total risk-weighted assets	23,661	22.62%	>	8,370	>	8.00%	>	10,463	>	10.00%
Tier I leverage capital to average assets	22,354	14.28%	>	6,263	>	4.00%	>	7,829	>	5.00%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America to regulatory capital as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
	(in thousands)	(in thousands)
Total equity	$22,249	$21,972
Unrealized loss on securities available-for-sale	105	121

Tier 1 capital	$22,354	22,093
Allowable allowances for loan and lease losses	1,307	1,234

Total risk-based capital	$23,661	$23,327

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. This Update did not have a significant impact on the Company’s financial statement.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40). The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards. This Update eliminates from U.S. GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions. Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Assets increased $2.4 million, or 1.6%, to $154.6 million at June 30, 2015 from $152.2 million at September 30, 2014, primarily due to a $5.1 million increase in net loans offset by a $2.0 million decrease in investment securities available for sale, a $1.5 million decrease in interest-bearing deposits in other banks and a $300,000 increase in accrued interest receivable and other assets. During the nine month period ended June 30, 2015, two loans totaling $540,000 were transferred from loans to other real estate owned. The decrease in interest-bearing deposits was due to the $5.1 million increase in loan originations during the nine months ended June 30, 2015. The decrease in investment securities available for sale was the result of bond calls totaling $3.5 million during the nine months ended June 30, 2015.

The increase in loans was primarily due to a $3.1 million increase in commercial real estate loans, a $2.2 million increase in construction loans, a $1.8 million increase in non-owner occupied one-to four-family real estate loans and a $300,000 increase in owner-occupied one-to four-family real estate loans, partially offset by a $900,000 decrease in multifamily real estate loans, a $900,000 decrease in commercial leases and loans and a $500,000 decrease in commercial lines of credit. The increases in commercial real estate, construction and one-to four-family real estate loans were primarily the result of our continued offering of competitive rates, strong customer service and borrowings by long-standing and new lending relationships.

Eureka Financial Corp. actively manages credit risk through its underwriting practices and collection operations and it does not offer nor has it historically offered loans to subprime or Alt-A borrowers. There was one non-accrual loan at June 30, 2015 totaling $302,000, or 0.22% of total loans. There were three non-accrual loans that existed at September 30, 2014 totaling $848,000, or 0.65% of total loans. The non-accrual loan at June 30, 2015 consisted of a commercial line of credit.

Total liabilities increased by $1.7 million, or 1.3%, to $131.2 million at June 30, 2015 from $129.5 million at September 30, 2014. This increase was primarily attributable to an increase in deposits of $1.3 million. The increase in deposits was primarily due to a $3.5 million increase in CDARS deposits, a $1.6 million increase in NOW and money market accounts and a $1.0 million increase in savings deposits, offset by a $4.8 million decrease in certificates of deposit. The increase in CDARS deposits is the result of the Bank’s participation in the CDARS one-way buy program. The CDARS program allows the Bank to attract term deposits at lower cost compared to the Bank’s internal offering rates and FHLB borrowing rates. The decrease in certificates of deposit is primarily due to special rate programs being offered by other local financial institutions.

Stockholders’ equity increased $725,000 to $23.4 million at June 30, 2015 from $22.7 million at September 30, 2014. The increase was primarily the result of net income totaling $1.1 million, a $16,000 decrease in accumulated other comprehensive loss, $94,000 related to the allocation of ESOP shares and, $80,000 related to stock benefit plans, offset by dividends totaling $484,000, and the retirement of 6,578 shares at a cost of $125,000 during the period.

Results of Operations for the Three and Nine Months Ended June 30, 2015 and 2014

Overview.

	For the Three Months Ended June 30,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net income	$391	$402
Basic and earnings per share	0.34	0.34
Diluted earnings per share	0.34	0.34
Average equity to average assets	15.01%	15.29%

	For the Nine Months Ended June 30,
	2015	2014
	(Dollars in thousands, except
	per share amounts)
Net income	$1,143	$1,114
Basic earnings per share	0.98	0.93
Diluted earnings per share	0.98	0.93
Average equity to average assets	14.83%	15.31%

The decrease in net income for the three months ended June 30, 2015 was primarily attributable to a $4,000 increase in net interest income and a $15,000 decrease in the provision for loan losses offset by an $26,000 decrease in non-interest income, and a $25,000 increase in non-interest expense.

The increase in net income for the nine months ended June 30, 2015 was primarily attributable to a $157,000 increase in net interest income offset by an $8,000 decrease in non-interest income and a $108,000 increase in non-interest expense.

Net Interest Income. Net interest income increased $4,000 to $1.5 million for the three months ended June 30, 2015 compared to the same period of the prior year. For the three months ended June 30, 2015, higher net interest income was the result of a $6,000 increase in total interest income, a $6,000 increase in deposit interest expense and a $4,000 decrease in FHLB borrowing expense. For the three months ended June 30, 2015, the average balance of loans receivable increased $6.7 million, offset by a six basis point decrease in the average yield compared to the three months ended June 30, 2014. For the three months ended June 30, 2015, the average balance of investment securities and interest bearing deposits decreased $600,000 compared to the three months ended June 30, 2014.

For the nine months ended June 30, 2015, net interest income increased $157,000 to $4.6 million compared to the same period of the prior year. Higher net interest income was the result of a $117,000 increase in total interest income, a $30,000 decrease in deposit interest expense and a $10,000 decrease in FHLB borrowing expense. For the nine months ended June 30, 2015, the increase in interest income resulted from a $6.3 million increase in the average balance of loans, and a $4.1 million increase in the average balance of investment securities offset by a 17 basis point decrease in the average yield of interest-earning assets. The decrease in total interest expense for the nine months ended June 30, 2015 was primarily attributable to an $8.1 million decrease in the average balance of certificates of deposits and a four basis point decrease in their average cost.

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

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(70)	$84	$14
Investment securities	(4)	(3)	(7)

Total interest-earning assets	(74)	81	7

Interest Expense:
NOW and money market accounts	—	2	2
Passbook and club accounts	—	1	1
IRA accounts	(2)	(1)	(3)
Certificates of deposit	127	(146)	(19)
CDARS	1	24	25
FHLB advances	(2)	(2)	(4)

	124	(122)	2

Net change in net interest income	$(198)	$203	$5

	Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(229)	$294	$65
Investment securities	25	27	52

Total interest-earning assets	(204)	321	117

Interest Expense:
NOW and money market accounts	2	10	12
Passbook and club accounts	1	1	2
IRA accounts	(10)	(2)	(12)
Certificates of deposit	387	(480)	(93)
CDARS	(3)	65	62
FHLB advances	(5)	(5)	(10)

	372	(411)	(39)

Net change in net interest income	$(576)	$732	$156

Provision for Loan Losses. The provision for loan losses for the three and nine months ended June 30, 2015 was $10,000 and $70,000, respectively compared to $25,000 and $50,000, respectively for the comparable 2014 periods. The three month decrease in the provision was based on methodology used to determine an adequate level of allowance for loan losses, including the level of non-performing loans.

The Company’s calculated allowance requirement for credit losses on one-to four-family real estate loans and multi-family real estate loans decreased during the nine month period ended June 30, 2015. The reduction in the allowance requirement for these type loans is due to a decrease in the historical loss percentage factor that is used in the calculation to generate the required allowance amount. There is no reserve established for the commercial leases and loans individually evaluated for impairment as the collateral is deemed sufficient to protect against loss.

There was $302,000 in non-accruing loans at June 30, 2015 compared to $848,000 at September 30, 2014. There were no net charge-offs for the nine months ended June 30, 2015 and 2014.

Non-Interest Income. The following tables show the components of non-interest income and the percentage changes for the three and nine month periods ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Fees on deposit accounts	$10,172	$8,452	$1,720	20.4%
Other income	9,978	37,814	(27,836)	(73.6)%

Total non-interest income	$20,150	$46,266	$(26,116)	(56.4)%

	Nine Months Ended
	June 30,
	2015	2014	$ Change	% Change

Fees on deposit accounts	$28,248	$24,198	$4,050	16.7%
Other income	50,416	62,734	(12,318)	(19.6)%

Total non-interest income	$78,664	$86,932	$(8,268)	(9.5)%

For the three month period ended June 30, 2015, the decrease in other income includes a $311 decrease in the cash surrender value of insurance policies compared to a $29,000 increase for the three month period ended June 30, 2014.

For the nine month period ended June 30, 2015, the decrease in other income includes a $11,070 increase in the cash surrender value of insurance policies compared to $36,000 increase for the nine-month period ended June 30, 2014.

Non-Interest Expense. The following tables show the components of non-interest expense and the percentage changes for the three and nine month periods ended June 30, 2015 and 2014.

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$574,313	$547,466	$26,847	4.9%
Occupancy	85,408	84,694	714	0.8%
Data processing	64,377	68,708	(4,331)	(6.3)%
Professional fees	76,252	90,665	(14,413)	(15.9)%
FDIC insurance premiums	18,150	18,150	—	—%
Other	118,710	102,271	16,439	16.1%

Total non-interest expense	$937,210	$911,954	$25,256	2.8%

Salaries and benefits expense increased $27,000 for the three months ended June 30, 2015 due primarily to a $7,000 increase in salary and benefits expense, a $7,000 increase in retirement fund contributions, a $5,000 increase in ESOP expense and a $7,000 increase in restricted stock and options expense. Professional fees decreased $14,000 primarily due to a decrease in the expense related to the use of consultants in order to maintain compliance with increasing regulatory compliance requirements. The increase in other expenses is related to cost associated with debit card processing, stock related activities and other real estate owned expenses.

	Nine Months Ended
	June 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$1,675,361	$1,609,654	$65,707	4.1%
Occupancy	267,485	264,398	3,087	1.2%
Data processing	191,990	202,397	(10,407)	(5.1)%
Professional fees	274,523	250,044	24,479	9.8%
FDIC insurance premiums	54,450	51,700	2,750	5.3%
Other	373,711	351,627	22,084	6.3%

Total non-interest expense	$2,837,520	$2,729,820	$107,700	3.9%

Salaries and benefits expense increased $66,000 for the nine months ended June 30, 2015 due to a $26,000 increase in retirement fund contributions, an $18,000 increase in salary and benefits expense, a $13,000 increase in ESOP expense and a $7,400 increase in restricted stock and options expense. Professional fees increased $24,000 primarily due to the increased use of consultants in order to maintain compliance with increasing regulatory compliance requirements. The increase in other expenses is primarily related to cost associated with debit cards processing and other real estate owned expenses.

Income Taxes. Income tax expense was $185,000 and $592,000 for the three and nine months ended June 30, 2015, respectively, compared to $206,000 and $600,000 for the comparable periods in 2014. The decrease in income tax expense in the 2015 periods was primarily the result of a higher level of tax-free income from municipal loans.

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

Our most liquid assets are cash and cash equivalents. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $8.3 million. In addition, at June 30, 2015, we had the ability to borrow a total of approximately $70.0 million from the Federal Home Loan Bank of Pittsburgh. At June 30, 2015, we had no FHLB advances outstanding.

At June 30, 2015, we had $11.6 million in loan commitments outstanding, which consisted of commitments to grant $2.2 million in loans and $1.0 million in commercial leases. At June 30, 2015, we had $5.4 million in undisbursed lines of credit, $1.9 million in undisbursed construction loans, $800,000 in undisbursed home equity lines of credit and $322,000 in undisbursed loans in process.

Certificates of deposit due within one year of June 30, 2015 totaled $24.3 million, representing 46.6% of certificates of deposit, and 18.8% of total deposits at June 30, 2015. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. For the three months ended June 30, 2015, we redeemed $1.5 million in CDARS deposits as a result of excess liquidity. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016.

The Company is a separate legal entity from the Bank and provides for its own liquidity to pay its operating expenses and other financial obligations. At June 30, 2015, the Company had $1.0 million in liquid assets.

Capital Management. The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank is required to maintain specific amounts of capital pursuant to Office of the Comptroller of the Currency regulatory requirements. As of June 30, 2015, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with total risk-based capital, Tier 1 risk-based capital and core capital ratios of 22.62%, 21.37% and 14.28%, respectively. At June 30, 2015, the Bank was considered “well-capitalized” under applicable regulatory guidelines.

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

For the three months ended June 30, 2015, the Bank did not engage in any off-balance sheet transactions reasonably likely to have a material effect on the Bank’s financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the SEC on December 29, 2014. As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares as Part of Publically Announced Plans or Programs	(d) Maximum Number of Shares Yet To Be Purchased Under the Plans or Programs (1)
April 1 through April 30	—	—	—	116,021
May 1 through May 31	—	—	—	116,021
June 1 through June 30	52	$19.02	52	115,969

Total	52		52

(1)	On September 16, 2014, the Board of Directors of the Company authorized the repurchase of up to 122,547 shares of the Company’s outstanding common stock, from time to time, depending on market conditions. The stock repurchase program will expire upon the purchase of the maximum number of shares authorized under the program, unless the board of directors terminates the program earlier.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of Eureka Financial Corp. (1)

3.2	Bylaws of Eureka Financial Corp. (1)

4.0	Form of Stock Certificate of Eureka Financial Corp. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUREKA FINANCIAL CORP.

Dated: August 14, 2015	By:	/s/ Edward F. Seserko
Edward F. Seserko
President and Chief Executive Officer
(principal executive officer)

Dated: August 14, 2015	By:	/s/ Gary B. Pepper
Gary B. Pepper
Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)