Form 10-K
period 2015-09-30
Eureka Financial Corp.
filed 2015-12-24
CIK 1501350

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2015 was $26,564,120.

The number of shares outstanding of the registrant’s common stock as of December 18, 2015 was 1,225,735.

DOCUMENTS INCORPORATED BY REFERENCE

None

This annual report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Eureka Financial Corp. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Eureka Financial Corp.’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of Eureka Financial Corp. and its subsidiary include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Eureka Financial Corp.’s market area, changes in real estate market values in Eureka Financial Corp.’s market area, changes in relevant accounting principles and guidelines, disruption of current plans and operations, including the potential impact on third party and customer relationships, caused by the announcement and pendency of the Company’s proposed merger with NexTier, Inc., failure to satisfy conditions to the proposed merger with NexTier, Inc., unanticipated difficulties or expenditures relating to the merger with NexTier, Inc., legal proceedings initiated against the Company and others in connection with the proposed merger with NexTier, Inc. and the inability of third party service providers to perform as intended or contracted. Additional factors that may affect our results are discussed in Item 1A to this Annual Report on Form 10-K titled “Risk Factors” below.

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

Market Area

We are headquartered in Pittsburgh, Pennsylvania, which is located in Allegheny County. We maintain two offices in the Oakland and Shaler sections in the Pittsburgh metropolitan area, which we consider to be our primary market area. Our market area has a broad range of private employers, and has changed its focus from heavy industry to more specialized industries, including technology, health care, education and finance service providers. Allegheny County, Pennsylvania is the headquarters for several Fortune 500 companies, including H.J. Heinz, US Steel, Dick’s Sporting Goods, and PPG Industries. The largest employers in the Pittsburgh metropolitan area, the population of which was estimated to be approximately 2.4 million in 2014, include the United States government, the Commonwealth of Pennsylvania, the University of Pittsburgh Medical Center and the University of Pittsburgh. Seven colleges and universities are located in the greater Pittsburgh area.

Our market area did not fully benefit from the national economic expansion nor has our market area been as negatively impacted as other parts of the country during the recent economic recession. As a result of the recession, the national unemployment rate increased to over 10% and real estate prices across the country have declined substantially in many markets. Our market area was not insulated from the impact of the economic downturn. While still dramatically higher than a couple of years ago, our market area’s unemployment rates have generally fared slightly better than Pennsylvania and nationally. As of September 2015, U.S. Department of Labor statistics reflected that Allegheny County had an unemployment rate of 4.6% compared to Pennsylvania and national unemployment rates of 5.3% and 5.1%, respectively.

Proposed Merger with NexTier, Inc.

On September 3, 2015, the Company and NexTier, Inc., a Delaware corporation (“NexTier”), entered into an agreement and Plan of Merger (the “Merger Agreement”) pursuant to which NexTier will acquire the Company and the Bank (the “Merger”).

Under the terms of the Merger Agreement, NexTier will acquire all of the Company’s outstanding common stock at a price of $28.50 per share in cash, resulting in a valuation of the acquisition of approximately $35 million. Each outstanding option to acquire shares of Company common stock will be cancelled in exchange for a cash payment equal to the difference, if any, between $28.50 and the exercise price of the option. If the exercise price of an option exceeds $28.50, then such option will be cancelled without any payment. In addition, unvested shares of Company restricted stock will vest in full upon the merger.

Following the merger of NexTier and the Company, the Bank will merge with and into NexTier’s wholly owned subsidiary, NexTier Bank, pursuant to a bank merger agreement with NexTier Bank being the surviving institution and the Bank’s branch offices will become branches of NexTier Bank.

The Merger Agreement contains customary representations and warranties from the Company and NexTier, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of the Company’s businesses during the interim period between the execution of the Merger Agreement and the closing of the merger, (2) the Company’s obligation to facilitate its stockholders’ consideration of, and voting upon, the Merger Agreement and the merger, (3) the recommendation by the board of directors of the Company in favor of approval of the Merger Agreement and the merger by its stockholders, and (4) the Company’s non-solicitation obligations relating to alternative business combination transactions.

Consummation of the merger is subject to certain conditions, including, among others, approval of the merger by the Company’s stockholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, and the absence of any injunctions or other legal restraints. The stockholders of the Company approved the Merger at a special meeting of stockholders held on December 16, 2015.

The Merger Agreement contains termination rights which may be exercised by the Company or NexTier in specific circumstances, such as the following: required regulatory approval has been denied by final, non-appealable action of a governmental entity; the parties are unable to complete the Merger by June 30, 2016; the other party has committed a breach of a representation, warranty or covenant which would prevent a closing condition from being satisfied and the breach is not or cannot be cured within 30 days; or the Company’s stockholders failed to approve the Merger. In addition, the Company may terminate the Merger Agreement to enter into an alternative business combination transaction pursuant to a “superior proposal,” as defined by the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company will be required to pay NexTier a termination fee of $1.4 million. In addition, if the Company terminates the Merger Agreement due to NexTier’s failure to obtain regulatory approval of the merger, NexTier will be required to reimburse the Company’s expenses, up to $350,000, incurred in connection with the transactions contemplated by the Merger Agreement.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the numerous financial institutions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. As of June 30, 2015, the most recent date for which information is available, we held 0.14% of the deposits in Allegheny County, which is the 20th largest market share out of 34 financial institutions in the county. In addition, larger banks such as PNC Bank, Citizens Bank, Dollar Bank, First Niagara Bank and First Commonwealth Bank, also operate in our market areas. These institutions are significantly larger than we are and, therefore, have greater resources.

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

One- to Four-Family Residential Real Estate Loans. The largest segment of our loan portfolio is one- to four-family residential real estate loans, which enable borrowers to purchase or refinance existing homes secured by properties located in our primary market area. A significant percentage of our residential mortgage loans are secured by owner-occupied residences located in our primary market area. However, the majority percentage of our residential mortgage loans are secured by non-owner-occupied residences housing college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. We offer predominantly fixed-rate one- to four-family residential real estate loans, with terms of up to 30 years for owner-occupied properties and terms of up to 15 years for non-owner-occupied properties. Loan fees, interest rates and other provisions of mortgage loans are determined based on our own pricing criteria and competitive market conditions. We generally retain all of our one- to four-family residential real estate loans and do not sell any such loans into the secondary market.

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

We generally do not make one- to four-family fixed rate residential loans with loan-to-value ratios exceeding 80% of the lesser of the appraised value or purchase price at the time the loan is originated. However, we have the ability to originate one- to four-family residential loans of up to 95% of the value of properties located in our primary market area for qualified first-time home buyers and do not require private mortgage insurance on these loans. At September 30, 2015, we had no residential loans with a loan-to-value ratio exceeding 95% at the time of origination. We require properties securing mortgage loans to be appraised by an independent appraiser approved by us. In addition, we generally require title insurance on all first mortgage loans. Borrowers must also generally obtain hazard insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan. Our one- to four-family residential mortgage loans also generally include due-on-sale clauses, which permit us to deem a loan immediately due and payable if the borrower transfers ownership of the property securing the loan without our consent.

At September 30, 2015, our largest outstanding one- to four-family residential real estate loan had an outstanding balance of $591,000 and was secured by a single-family dwelling located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2015.

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

At September 30, 2015, our largest outstanding multi-family or commercial real estate loan was a multi-family loan for $2.1 million secured by an apartment building located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2015.

Commercial Leases and Lines of Credit. We purchase, through an unrelated party with whom we have worked for the past fourteen years, commercial leases with adjustable-rate features or fixed-rate loans with shorter maturities than traditional one- to four-family residential mortgage loans. The commercial leases we purchase generally have a two- to seven-year amortization period and the balances on these loans range from $3,000 to $1.4 million. At September 30, 2015, our largest aggregate exposure to one commercial lease borrower was $1.4 million. The commercial leases comprising this relationship were made to a borrower located in the Pittsburgh metropolitan area and are secured by rail cars. These loans were performing in accordance with their contractual terms at September 30, 2015. To a significantly lesser extent, we also originate commercial leases to qualified borrowers. At September 30, 2015, our originated commercial leases totaled $1.3 million. Our purchased commercial leases, which totaled $16.2 million at September 30, 2015, are originated by a leasing corporation that services the loans and remits payments from the borrowers to us. These loans are generally secured by, among other things, equipment, machinery, computers, medical devices and school buses, and some are personally guaranteed by the lessor. We generally maintain a first lien on the collateral securing the loans. Our commercial leases are primarily made to tool and die companies, hospitals, universities, machine tool shops and schools. These leases generally have higher loan-to-value ratios than residential mortgages and repayment is typically dependent upon the success of the borrower’s business.

We also originate adjustable-rate commercial lines of credit to business customers with interest rates based on the prime rate, as published in the Wall Street Journal. Our commercial lines of credit permit borrowers to make monthly interest-only payments and are generally secured by commercial, investment or residential real estate and accounts receivable. At September 30, 2015, the outstanding balance of our commercial lines of credit was $4.1 million, with $5.8 million remaining in available credit.

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

At September 30, 2015, our largest outstanding construction loan had an outstanding balance of $1.9 million and was secured by a retail development located in the Pittsburgh metropolitan area. This loan was performing in accordance with its contractual terms at September 30, 2015.

Consumer Loans. To a lesser extent, we also offer a variety of consumer loans, including home equity loans, lines of credit and home improvement loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount. We offer fixed-rate home equity loans to applicants who maintain owner-occupied or single-family dwellings. Generally, the amount of the home equity loan is based on the total indebtedness of the property and, when combined with the first mortgage loan on the property, will not exceed 80% of the appraised value of the property. We also offer home equity lines of credit with maximum line amounts of $100,000 and minimum line amounts of $10,000. In addition, we offer unsecured improvement and share and passbook loans to qualifying borrowers. At September 30, 2015, we had $593,000 in unsecured consumer loans.

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

Consumer Loans. Consumer loans that are not secured by real estate may entail greater risk than residential mortgage loans. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Sales and Participations. Loan originations come from a number of sources. The primary source of loan originations is existing customers, walk-in traffic, advertising, referrals from customers and loans originated by our commercial relationship managers.

At September 30, 2015, we were a participating lender on 11 loan relationships with one local financial institution totaling $7.3 million, which are secured primarily by commercial real estate. These loans are being serviced by the lead lender. We expect to continue to purchase similar participation interests when such opportunities meet our investment returns and risk parameters. On these participation interests, we generally perform our own underwriting analysis before purchasing such loans and therefore believe there should not be a greater risk of default on these obligations. However, in a purchased participation loan, we do not service the loan and thus are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. In assessing whether to participate, we require a review of all of the documentation relating to any loan in which we participate, including any annual financial statements provided by a borrower. Additionally, we require periodic updates on the loan from the lead lender.

From time to time, we will also sell participation interests in loans where we are the lead lender and servicer. At September 30, 2015, we were the lead lender on two loan relationships totaling $4.4 million, of which we owned $2.4 million and serviced $2.0 million for other banks. We expect in the future that we will continue to sell participation interests to local financial institutions, primarily with respect to commercial real estate loans that approach or exceed our lending limits.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. Our President and Chief Executive Officer generally has the authority to approve all commercial and residential real estate loans and commercial leases of up to $250,000. Our Board of Directors or our loan committee, which consists of our President and Chief Executive Officer and two members of our Board of Directors, ratifies all loans made by our President and Chief Executive Officer. Our loan committee or Board of Directors approves all loans over the $250,000 limit.

Loans to One Borrower. The maximum amount we may lend to one borrower and the borrower’s related entities generally is limited by regulation to 15% of our stated capital and reserves. At September 30, 2015, our general regulatory limit on loans to one borrower was approximately $3.6 million. At that date, our largest lending relationship consisted of 19 loans totaling $3.1 million, which were primarily secured by multi-family properties. These loans were performing in accordance with their contractual terms at September 30, 2015.

Loan Commitments. We issue commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our mortgage loan commitments expire within 60 days.

Investment Activities

The Board of Directors reviews and approves our investment policy annually. Our investment policy is structured to provide management with the criteria for maintaining our investment portfolio, as well as satisfying applicable regulatory requirements, and is designed to allow investment in securities that will bring an acceptable rate of return while at the same time minimizing credit and interest rate risk. The Board of Directors reviews investment transactions and monitors the composition and performance of our investment portfolio on a quarterly basis.

We have authority to invest in various types of liquid assets, including U.S. Treasury obligations, mortgage-backed securities, mortgage derivative securities and stocks, municipal bonds, mutual funds and debentures which are backed by government related agencies. However, we had no investments in mortgage derivative securities at September 30, 2015 and currently have no intention of purchasing these types of securities. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock.

At September 30, 2015, our investment portfolio had an amortized cost of $8.7 million and a fair value of $8.7 million and consisted primarily of government agency debentures.

Deposit Activities and Other Sources of Funds

Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Substantially all of our depositors are residents of the Commonwealth of Pennsylvania. We attract deposits in our primary market area through advertising and through the offering of a broad selection of deposit instruments, including non-interest-bearing demand accounts (such as checking accounts), interest-bearing accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. During 2015, we continued participating in the Certificate of Deposit Account Registry Service (“CDARS”) one-way buy deposit program. This program helps the Bank obtain large blocks of funding and diversify its wholesale funding options. The Company is able to obtain one-way buy deposits up to a maximum amount of 15% of total assets. The deposits obtained through the one-way buy program are considered brokered deposits. At September 30, 2015, we had $17.9 million in CDARS one-way buy deposits. We also offer our in-market retail and commercial customers’ access to a CDARS program, which provides them the ability to receive Federal Deposit Insurance Corporation insurance on deposits up to $50.0 million. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences. We generally review our deposit mix and pricing on a monthly basis. Our current strategy is to offer competitive rates and to be in the middle to top third of the market for rates on a variety of retail and business deposit products.

Borrowings. We periodically utilize borrowings from the Federal Home Loan Bank of Pittsburgh to provide additional liquidity, aside from deposits, to fund our loans and investments. As of September 30, 2015, we had no outstanding borrowings with the Federal Home Loan Bank of Pittsburgh.

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

Below is information regarding our executive officer who is not also a director. Age is as of September 30, 2015.

Gary B. Pepper is Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Pepper has been employed by the Bank since 1991 and has served in various positions with the Bank since that time. He is also the President of the Financial Security Officers Association of Western Pennsylvania. Age 57.

Personnel

As of September 30, 2015, we had 18 full-time employees and two part-time employees. We believe our relationship with our employees is good.

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

A savings institution that fails the QTL test is subject to certain operating restrictions. The Dodd-Frank Act subjects violations of the QTL test requirements to possible enforcement action for a violation of law and could impose dividend limitations. As of September 30, 2015, the Bank met the QTL test.

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

Capital Requirements. The applicable capital regulations require savings associations to meet four Basel III minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system), an 8% risk-based capital ratio and a 4.5% common equity Tier 1 capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At September 30, 2015 the Bank met each of its capital requirements.

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

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at September 30, 2015 of $131,900.

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

Federal Taxation

We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations for years before 2011. We report our income on a fiscal year basis ending in September using the accrual method of accounting. The maximum federal income tax rate is 34%.

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

State Taxation

The Company is subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2015 and 2014 was 9.99% and was imposed on the Bank’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.289% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.	RISK FACTORS

Risks Relating to the Merger

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us, and, consequently, the combined company. Although we intend to take steps to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Our employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the combined company following the Merger.

Completion of the Merger is subject to certain conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.

The obligations of NexTier and us to complete the merger are subject to satisfaction or waiver (if permitted) of a number of conditions. The satisfaction of all the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

Failure to complete the Merger could negatively impact our stock price and our future business and financial results.

If the Merger is not completed for any reason, including as a result of our stockholders failing to approve the Merger or other transactions contemplated by the Merger Agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	We may be required, under certain circumstances, to pay a termination fee to NexTier;

•	We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our abilities to execute certain of our business strategies;

•	We may experience negative reactions from the financial markets, including negative impacts on our stock prices or from our customers, regulators, and employees;

•	We have incurred and will continue to incur certain costs and fees associated with the Merger and other transactions contemplated by the Merger Agreement;

•	Matters relating to the Merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Risks Relating to the Company

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

At September 30, 2015, $65.6 million, or 48.0%, of our loan portfolio consisted of multi-family and commercial real estate loans, commercial leases and commercial lines of credit. Commercial lending is an important part of our business strategy and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss and require a commensurately higher loan loss allowance than residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgage loans or multi-family and commercial real estate loans, commercial leases and lines of credit may be secured by collateral other than real estate the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value.

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

At September 30, 2015, $64.3 million, or 47.0%, of our loan portfolio consisted of residential mortgage loans, and $2.0 million, or 1.4%, of our loan portfolio consisted of home equity loans and second mortgage loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We face intense competition in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2015, the most recent date for which information is available, we held 0.14% of the deposits in Allegheny County, in which both of our offices are located. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market areas.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently conduct business through our two full-service banking offices in Pittsburgh. We own our main office and lease our Shaler office. The lease expires in 2017. The net book value of the land, buildings, furniture, fixture and equipment owned by us was $1.0 million at September 30, 2015.

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

On October 20, 2015, a purported shareholder of the Company filed a putative class action lawsuit in the Circuit Court for Baltimore City captioned Fruma Rubin vs Eureka Financial, its directors and NexTier. The complaint alleges that the directors of the Company breached their fiduciary duties by agreeing to the proposed merger with NexTier for inadequate consideration and agreeing to unreasonable deal protection devices. The complaint further alleges that the Company and NexTier aided and abetted the alleged breach of fiduciary of duties by the directors of the Company. The plaintiff seeks, among other things, the entry of an order (1) granting class certification, (2) declaring that the conduct of the defendants in approving the merger constituted a breach of their fiduciary duties, (3) enjoining the individual defendants from implementing any of the deal protection measures, and (4) awarding plaintiff and the class appropriate compensatory damages. At this early stage of the litigation, it is not possible to access the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuits on the Company. The defendants believe the claims against them are without merit and intend to contest the matter vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board “Pink Sheets” under the symbol “EKFC.” The following table sets forth the high and low sales prices of the Company’s common stock for the past two fiscal years, as well as corresponding cash dividends per share for each quarterly period.

	High	Low	Dividend Paid Per Share
Year Ended September 30, 2015
Fourth quarter	$27.50	$21.08	$0.10
Third quarter	26.00	21.50	0.10
Second quarter	22.00	19.50	0.10
First quarter	22.00	18.50	0.20

	High	Low	Dividend Paid Per Share
Year Ended September 30, 2014
Fourth quarter	$19.29	$17.90	$0.10
Third quarter	19.75	18.00	0.10
Second quarter	18.40	17.50	0.10
First quarter	22.00	17.25	0.10

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

As of December 18, 2015, the Company had 321 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Purchase of Equity Securities

On February 22, 2012, the Company’s board of directors authorized a stock repurchase program to acquire up to 10% of the Company’s outstanding common stock (the “2012 Repurchase Program”). The repurchase program became effective on March 1, 2012. On September 16, 2014, the Company’s board of directors authorized an additional stock repurchase program, which authorized the repurchase of 10% of the Company’s outstanding common stock, or 122,547 shares. The repurchase program began after the expiration of the 2012 Repurchase Program and will continue until it is completed or terminated by the board of directors.

The Company did not repurchase any shares of stock in the fourth quarter of fiscal 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page F-1 of this annual report.

	At or for the Year Ended September 30,
	2015	2014
	(In thousands, except per share data)
Financial Condition Data:
Total assets	$155,016	$152,187
Cash and cash equivalents	7,583	9,640
Securities available for sale	5,861	8,404
Securities held-to-maturity	2,769	2,772
Loans receivable, net	135,064	128,030
Deposits	129,656	127,861
Total stockholders’ equity	23,584	22,694

Operating Data:
Interest income	$6,938	$6,813
Interest expense	835	870

Net interest income	6,103	5,943
Provision for loan losses	70	62

Net interest income after provision for loan losses	6,033	5,881
Non-interest income	83	101
Non-interest expense	4,060	3,652

Income before income tax expense	2,056	2,330
Income tax expense	740	801

Net income	$1,316	$1,529

Per Share Data:
Earnings per share, basic	$1.13	$1.29
Earnings per share, diluted	1.13	1.28
Dividends	0.50	0.40

	At or for the Year Ended September 30,
	2015	2014
Performance Ratios:
Return on average assets	0.85%	1.04%
Return on average equity	5.71	6.83
Dividend payout ratio	44.25	31.01
Interest rate spread (1)	3.91	4.00
Net interest margin (2)	3.92	4.13
Non-interest expense to average assets	2.61	2.48
Efficiency ratio (3)	65.63	60.43
Average interest-earning assets to average interest-bearing liabilities	123.98	121.73
Average equity to average assets	14.81	15.22

Capital Ratios:
Total equity to total assets	15.21	14.91
Tier 1 capital (to adjusted assets) (4)	14.37	14.32
Tier 1 capital (to risk-weighted assets) (4)	20.72	22.41
Total risk-based capital (to risk-weighted assets) (4)	21.95	23.66

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	0.98	1.05
Allowance for loan losses as a percent of non-performing loans and accruing loans of 90 days or more past due	354.98	160.49
Net charge-offs to average outstanding loans during the period	0.06	—
Non-performing loans as a percent of total loans	0.28	0.65
Non-performing loans as a percent of total assets	0.24	0.56

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents non-interest expense divided by the sum of net interest income and other income, excluding gains or losses on the impairment and sale of securities.
(4)	Ratios are for the Bank.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Expenses. The non-interest expense we incur in operating our business consists of salaries and benefits expenses, occupancy expenses, computer costs, professional fees, Federal Deposit Insurance Corporation premiums and various other miscellaneous expenses. For the year ended September 30, 2015, we also incurred expenses related to the Merger.

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

Our Business Strategy

The following are the key elements of our business strategy:

•	Improve earnings through continued loan diversification. Historically, we have emphasized the origination of one-to four-family real estate loans secured by homes in our market area. A majority of these real estate loans are secured by non-owner occupied residences located in our primary market area. These real estate loans house college and graduate students in the immediate area surrounding our Oakland branch office, which is located adjacent to the University of Pittsburgh and Carnegie Mellon University campuses. In addition, we have also emphasized the purchase and, to a lesser extent, origination of commercial leases and lines of credit. Going forward, we intend to continue to emphasize loan diversification as a means of improving our earnings, as commercial leases and lines of credit generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the interest rate sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•	Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. Non-performing loans and accruing loans delinquent 90 days or more were 0.28% and 0.65% of our total loan portfolio at September 30, 2015 and 2014, respectively. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to adhere to our philosophy of managing lending risks through our conservative approach to lending.

•	Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 46.3% of our total deposits at September 30, 2015 compared to 45.0% of our total deposits at September 30, 2014. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit.

•	Actively manage our balance sheet. The recent severe economic recession has underscored the importance of a strong balance sheet. We strive to achieve this through managing our interest rate risk and maintaining strong capital levels and liquidity. In addition, our diverse loan mix improves our net interest margin and reduces the exposure of our net interest income and earnings to interest rate fluctuations. We will continue to manage our interest rate risk by maintaining the diversification in our loan portfolio and monitoring the maturities in our deposit portfolio. Moreover, it is expected that existing minimum regulatory capital ratios may be increased by regulatory agencies in response to market and economic conditions. However, we anticipate that we will continue to exceed any such increase in minimum regulatory capital ratios.

•	Continued expense control. Management continues to focus on the level of non-interest expense and methods to identify cost savings opportunities, such as reviewing the number of employees, renegotiating key third-party contracts and reducing certain other operating expenses. Our efficiency ratio was 65.63% and 60.43% for the years ended September 30, 2015 and 2014, respectively.

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

Financial Condition

General. At September 30, 2015, total assets were $155.0 million, an increase of $2.8 million, or 1.8%, from $152.2 million at September 30, 2014 due to an increase in loans, offset by decreases in investment securities and cash and cash equivalents. Loans receivable, net, increased by $7.0 million to $135.1 million at September 30, 2015 from $128.0 million at September 30, 2014, primarily due to increases in one-to four-family non owner-occupied loans, commercial real-estate loans and construction loans. The increase was primarily the result of our continued offering of competitive rates, strong customer service and continued borrowings by long-standing relationships, as well as improvements in market conditions and loan demand. Securities decreased $2.5 million, or 22.8%, during the year ended September 30, 2015 primarily as a result of calls and maturities of $4.1 million in longer-term government agency debentures and municipal securities, offset by purchases of $1.5 million. The securities purchased were classified as available for sale in order to provide additional liquidity sources. Cash and cash equivalents decreased by $2.1 million, or 21.3%, as cash was used to fund loan growth.

Total liabilities were $131.4 million at September 30, 2015, an increase of $1.9 million, or 1.5%, from $129.5 million at September 30, 2014. Deposits increased $1.8 million to $129.7 million during the year ended September 30, 2015 primarily a result of an increase in CDARS one-way buy brokered deposits and savings accounts, offset by a decline in certificates of deposit.

Stockholders’ equity increased $890,000 to $23.6 million at September 30, 2015 from $22.7 million at September 30, 2014. The increase was primarily the result of net income of $1.3 million, offset by dividends of $0.50 per share at a cost of $605,505 and the repurchase of 6,578 shares at a cost of $125,000.

Loans. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2015		2014
	Amount (1)	Percent	Amount (1)	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate – owner-occupied	$22,081	16.15%	$21,556	16.62%
One- to four-family real estate – non-owner-occupied	42,209	30.87	39,186	30.21
Construction	4,752	3.47	2,563	1.98
Multi-family	17,429	12.75	18,699	14.42
Commercial real estate	24,151	17.66	21,636	16.68

Total real estate loans	110,622	80.90	103,640	79.91
Consumer loans:
Home equity and second mortgages	1,958	1.43	1,881	1.45
Secured loans	140	0.10	158	0.12

Total consumer loans	2,098	1.53	2,039	1.57
Commercial leases and loans (2)	20,048	14.66	19,231	14.83
Commercial lines of credit	3,986	2.91	4,790	3.69

Total loans	136,754	100.00%	129,700	100.00%

Less:
Deferred loan premiums and origination fees, net	(344)		(309)
Allowance for loan losses	(1,346)		(1,361)

Net loans	$135,064		$128,030

(1)	Amounts listed are net of undisbursed portions.
(2)	Includes $17.5 million and $16.8 million in commercial leases at September 30, 2015 and 2014, respectively.

Loan Maturity. The following table sets forth certain information at September 30, 2015 regarding scheduled contractual maturities during the periods indicated. The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The amounts shown below exclude deferred loan fees and costs.

	September 30, 2015
	One- to four- family real estate - owner- occupied	One- to four- family real estate - non-owner- occupied	Construction	Multi-family real estate	Commercial Real Estate	Home Equity and Second Mortgages	Secured Loans	Commercial Leases and Loans	Commercial Lines of Credit	Total Loans
	(in thousands)
Amounts due in :
One year or less	$3	$15	$4,752	$19	$444	$604	$47	$1,487	$3,986	$11,357
More than one year to two years	11	63	—	75	7	23	8	3,492	—	3,679
More than two year to three years	25	212	—	299	123	27	18	4,100	—	4,804
More than three years to five years	361	649	—	854	1,446	604	19	10,058	—	13,991
More than five years to ten years	2,274	5,320	—	4,998	7,286	348	6	911	—	21,143
More than ten years to fifteen years	4,183	25,341	—	4,577	9,893	—	42	—	—	44,036
More than fifteen years	15,224	10,609	—	6,607	4,952	352	—	—	—	37,744

Total	$22,081	$42,209	$4,752	$17,429	$24,151	$1,958	$140	$20,048	$3,986	$136,754

The following table sets forth the dollar amount of all scheduled maturities of loans at September 30, 2015 that are due after September 30, 2016 and have either fixed interest rates or adjustable interest rates. The amounts shown below exclude unearned interest on consumer loans and deferred loan fees.

	Fixed Rates	Floating or Adjustable Rates	Total
		(in thousands)
Real estate loans:
One- to four-family real estate – owner-occupied	$22,078	$—	$22,078
One- to four-family real estate - non-owner- occupied	38,324	3,870	42,194
Construction	—	—	—
Multi-family real estate	11,242	6,168	17,410
Commercial real estate	12,233	11,474	23,707
Home equity and second mortgages	1,264	90	1,354
Secured loans	93	—	93
Commercial leases and loans	18,561	—	18,561
Commercial lines of credit	—	—	—

Total loans	$103,793	$21,604	$125,397

Securities. The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At September 30,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Securities held to maturity:
Obligations of state and political subdivisions	$2,019	$2,089	$2,022	$2,057
U.S government agency securities	750	706	750	684

Total held-to-maturity securities	2,769	2,795	2,772	2,741

Securities available for sale:
Obligations of state and political subdivision	445	448	591	587
U.S. government agency securities	5,498	5,413	7,996	7,816
Freddie Mac mortgage-backed certificates	1	1	1	1
Fannie Mae mortgage-backed certificates	2	2	4	5

Total available-for-sale securities	5,946	5,864	8,592	8,409

Total securities	$8,715	$8,659	$11,365	$11,150

Federal law requires a member institution of the Federal Home Loan Bank System to hold stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is carried at cost and was $131,900 at September 30, 2015. The Federal Home Loan Bank of Pittsburgh is permitted to increase the amount of capital stock owned by a member company to 6.00% of a member’s advances, plus 1.50% of the unused borrowing capacity.

At September 30, 2015, we had no investments in a single company or entity (other than state or U.S. Government-sponsored entity securities) that had an aggregate book value in excess of 10% of our equity at September 30, 2015.

The following table sets forth the stated maturities and weighted average yields of investment securities at September 30, 2015. Weighted average yields on tax-exempt securities are presented on a tax equivalent basis. Certain mortgage related securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the tables below.

	One Year or Less		More than 1 Year to 5 Years		More than 5 Years to 10 Years		More than 10 Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Obligations of state and political subdivisions	$145	.75%	$—	—	$484	5.80%	$1,835	3.06%	$2,464	3.46%
U.S. government agency securities	—	—	—	—	—	—	6,248	3.12%	6,248	3.12%
Freddie Mac certificates	—	—	2	6.67%	—	—	—	—	2	6.67%
Fannie Mae certificates	—	—	—	—	—	—	1	6.50%	1	6.50%

Total securities	$145	.75%	$2	6.67%	$484	5.80%	$8,084	3.11%	$8,715	3.22%

Cash and Cash Equivalents. Our primary source of short-term liquidity is comprised of branch working cash and interest-bearing deposits in other banks. Cash and cash equivalents decreased $2.1 million to $7.6 million during the year ended September 30, 2015 primarily as a result of a decrease in interest-bearing accounts in other banks, which was used to fund loan growth.

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

The following table sets forth the average balances of our deposit products at the dates indicated.

	At September 30,
	2015		2014
	Average Amount	Weighted Average Rate	Average Amount	Weighted Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$5,311	—%	$5,446	—%
Interest-bearing demand deposits	29,378	0.18	23,976	0.16
Savings accounts	25,183	0.10	23,350	0.10
Time deposits	71,063	1.07	66,585	1.19

Total	$130,935		$119,357

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at September 30, 2015. Jumbo certificates of deposit require minimum deposits of $100,000.

Maturity Period at September 30, 2015	Jumbo Certificates of Deposits
(In thousands)
Three months or less	$8,386
Over three months through six months	2,883
Over six months through twelve months	7,228
Over twelve months	20,502

Total	$38,999

The following table sets forth time deposits classified by rates at the dates indicated.

	At September 30,
	2015	2014
	(In thousands)
0.00% - 1.00%	$36,385	$42,450
1.01% - 2.00%	20,076	11,954
2.01% - 3.00%	11,392	13,303
3.01% - 4.00%	1,799	1,953
4.01% - 5.00%	—	126
5.01% - 6.00%	30	588

Total	$69,682	$70,374

The following table sets forth the amount and maturities of time deposits classified by rates at September 30, 2015.

	Amount Due					Percent of Total Time Deposit Accounts
	Less than One Year	One Year to Two Years	Two Years to Three Years	More Than Three Years	Total
			(Dollars in thousands)
0.00% - 1.00%	$29,252	$7,019	$94	$20	$36,385	52.2%
1.01% - 2.00%	2,479	4,030	5,909	7,658	20,076	28.8
2.01% - 3.00%	1,206	131	1,609	8,446	11,392	16.4
3.01% - 4.00%	101	122	407	1,169	1,799	2.6
4.01% - 5.00%	—	—	—	—	—	—
5.01% - 6.00%	30	—	—	—	30	—

Total	$33,068	$11,302	$8,019	$17,293	$69,682	100.0%

Results of Operations for the Years Ended September 30, 2015 and 2014

Overview.

	Years Ended September 30,
	2015	2014
	(Dollars in thousands, except per share amounts)
Net Income	$1,316	$1,529
Basic earnings per share	1.13	1.29
Diluted earnings per share	1.13	1.28
Average equity to average assets	14.81%	15.22%

For the year ended September 30, 2015, net income decreased to $1.3 million from $1.5 million for the 2014 fiscal year primarily a result of an increase in other non-interest expenses associated with the Merger.

Net Interest Income. For the year ended September 30, 2015, net interest income increased $160,000 compared to the year ended September 30, 2014 due to an increase in interest income and a decrease in interest expense.

Interest income increased $125,000 to $6.9 million for the year ended September 30, 2015 from $6.8 million for the year ended September 30, 2014. This increase was primarily the result of a $78,000 increase in interest income on loans to $6.6 million from $6.5 million for fiscal 2014, which consists of a $6.2 million increase in the average balance offset by an 18 basis point decrease in the average yield. Interest income on investment securities and interest-bearing deposits increased $47,000 from $302,000 to $349,000 for fiscal 2015 as a result of a 9 basis point increase in the average yield and a $1.8 million increase in the average balance.

Interest expense decreased $34,000 for the year ended September 30, 2015 compared to the year ended September 30, 2014 due primarily to a decrease in the average cost of deposits, offset by an increase in the average balance of interest-bearing liabilities. The decrease in the average cost of deposits was primarily due to a $103,000 decrease in interest paid on certificates of deposit due to a 2 basis point decrease in the average cost and a $16,000 decrease in interest paid on IRA accounts due to a 16 basis point decrease in the average cost. Average interest-bearing liabilities increased $7.5 million in fiscal 2015 to $125.6 million from $118.1 million in fiscal 2014.

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

	At September 30, 2015		2015			2014
	Actual Balance	Actual Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable (1)	$135,064	4.88%	$131,626	$6,589	5.01%	$125,397	$6,511	5.19%
Investments securities and interest bearing deposits (2)	15,479	2.25	20,172	349	1.73	18,383	302	1.64

Total interest-earning assets	150,543	4.61	151,799	6,938	4.57	143,780	6,813	4.74
Non-interest earning assets	4,473		3,947			3,288

Total Assets	$155,016		$155,745			$147,068

Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$28,778	0.18%	$29,378	52	0.18%	$23,976	39	0.16%
Passbook and savings accounts	25,717	0.10	25,183	25	0.10	23,350	23	0.10
IRA accounts	8,201	1.52	8,451	125	1.48	8,576	141	1.64
Certificates of deposit	43,616	1.22	44,575	534	1.20	52,107	637	1.22
CDARS	17,865	0.56	18,037	100	0.55	5,902	17	0.29
Other liabilities	—	—	—	—	—	4,208	12	0.29

Total interest-bearing liabilities	124,177	0.67	125,623	835	0.66	118,118	869	0.74
Non-interest bearing liabilities	7,135		7,058			6,565

Total Liabilities	131,312		132,681			124,683
Stockholders’ equity (3)	23,704		23,064			22,385

Total Liabilities and stockholders’ equity	$155,016		$155,745			$147,068

Net interest income				$6,103			$5,944
Interest rate spread (4)		3.94%			3.90%			3.99%

Net yield on interest-earning assets (5)		4.05%			4.02%			4.13%

Ratio of average interest-earning assets to average interest-bearing liabilities		121.23%			120.84%			121.73%

(1)	Average balances include non-accrual loans with respect to which income is recognized on a cash basis.
(2)	Includes interest-bearing deposits in other financial institutions, investment securities and mortgage-backed securities.
(3)	Includes unrealized gains on available for sale securities.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

	Year Ended September 30, 2015 Compared to Year Ended September 30, 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
	(In thousands)
Interest Income:
Loans receivable	$(239)	$317	$78
Investment securities	16	31	47

Total interest-earning assets	(223)	348	125

Interest Expense:
NOW accounts	3	9	12
Passbook & club accounts	0	2	2
IRA Accounts	(14)	(2)	(16)
Certificates of deposit	(14)	(89)	(103)
CDARS	26	57	83
FHLB advances	(6)	(6)	(12)

Total interest-bearing liabilities	(5)	(29)	(34)

Net change in interest income	$(218)	$377	$159

Provision for Loan Losses. For the year ended September 30, 2015, the provision for loan losses increased $8,000 to $70,000 from $62,000 for the year ended September 30, 2014. A larger increase in the allowance for loan losses was needed in 2015 because of the growth in the loan portfolio in one-to four-family real estate loans, which have a lower risk classification than commercial real estate or commercial lease loans. The risk-based approach to calculating the loan portfolio’s general valuation allowance assigns a risk classification and subsequent reserve percentage to every loan, either individually or as a classification, that is in our portfolio. Individual loan risk classifications are adjusted annually, on an as needed basis, when the loans are internally and externally reviewed. Total non-performing residential loans decreased to $0 at September 30, 2015 from $36,000 at September 30, 2014. A commercial loan with a balance of $302,000 and a commercial line of credit with a balance of $77,000 as of September 30, 2015 are considered impaired loans. We had an $85,000 charge-off for the year ended September 30, 2015 and no charge-offs in 2014.

An analysis of the changes in the allowance for loan losses is presented under “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income. The following table shows the components of non-interest income for the years ended September 30, 2015 and 2014.

	Years Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Fees on NOW accounts	$40	$33	$7	21.2%
ATM Surcharge fees	13	12	1	8.3
Increase in cash surrender value of life insurance policies	4	31	(27)	(87.1)
Other income	26	25	1	4.0

Total non-interest income	$83	$101	$(18)	(17.8)%

Non-interest income decreased $18,000 for the year ended September 30, 2015 compared to the year ended September 30, 2014. The decrease was primarily related to a $27,000 decrease in the cash surrender value of life insurance policies offset by an increase in NOW account fees.

Non-interest Expense. The following table shows the components of non-interest expense and the percentage changes for the years ended September 30, 2015 and 2014.

	Years Ended September 30,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Salary and benefits	$2,241	$2,150	91	4.2%
Occupancy	354	350	4	1.1
Data processing	255	272	(17)	(6.3)
Merger expenses	269	—	269	—
Professional fees	349	346	3	.9
FDIC insurance premiums	73	70	3	4.3
Charitable contributions	85	90	(5)	(5.6)
Other	434	375	59	15.7

Total non-interest expense	$4,060	$3,653	407	11.1%

The increase in non-interest expense for the year ended September 30, 2015 was primarily due to $269,000 in expenses associated with the Merger and a $91,000 increase in salary and benefits expense. The increase in salary and benefits expense was related to a $39,000 increase in retirement fund contribution, a $31,000 increase in salary expense, and a $21,000 increase in ESOP benefits expense.

Income Taxes. We recorded income tax expense of $740,000 for the year ended September 30, 2015 compared to an income tax expense of $801,000 for the year ended September 30, 2014. This change in the provision for income taxes was primarily related to a decrease in income before tax. The effective tax rate for fiscal year 2015 was 35.97% compared to 34.37% for the 2014 fiscal year.

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

	At September 30,
	2015	2014
	(Dollars in thousands)
Non-accruing loans:
One- to four-family real estate	$—	$36
Commercial leases and loans	301	388

Commercial lines of credit	77	424

Total non-performing loans	378	848

Assets acquired through foreclosure	—	—

Total non-performing assets	$378	$848

Total non-performing loans to total loans	0.28%	0.65%
Total non-performing loans to total assets	0.24	0.56
Total non-performing assets to total assets	0.24	0.56

For a discussion of the specific allowance related to these assets, see “Analysis and Determination of the Allowance for Loan Losses — Allowance on Impaired Loans.”

Interest income that would have been recorded for the years ended September 30, 2015 and 2014 had non-accruing loans been current according to their original terms was approximately $40,000 and $69,000, respectively. Interest income included in net income for these loans for the years ended September 30, 2015 and 2014 was $9,000 and $2,000, respectively.

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

The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At September 30,
	2015	2014
	(In thousands)
Special mention assets	$—	$192
Substandard assets	379	812
Doubtful assets	—	—
Loss	—	—

Total criticized and classified assets	$379	$1,004

At September 30, 2015, substandard assets were comprised of a $302,000 commercial lease and a $77,000 commercial line of credit. At September 30, 2014, substandard assets were comprised of a $388,000 commercial lease and a $424,000 commercial line of credit.

At September 30, 2015, Eureka Bank had no loans classified as special mention. At September 30, 2014, Eureka Bank had nine loans classified as special mention, which were comprised of five one- to four-family residential real estate loans, two commercial line of credit and two home equity lines of credit.

Other than as disclosed in the above tables, there are no other loans at September 30, 2015 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At September 30,
	2015			2014
	30-59 days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	30-59 days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due
	(In thousands)
One-to four-family real estate	$44	$591	$—	$257	$—	$36
Home equity and second mortgages	—	—	—	—	—	—
Commercial leases and loans	—	—	302	—	—	388
Commercial lines of credit	—	—	—	—	—	424

Total	$44	$591	$302	$257	$—	$848

At September 30, 2015, delinquent loans were comprised of two, one- to four-family residential real estate loans and one commercial loan. At September 30, 2014, delinquent loans were comprised of two one- to four-family residential real estate loans.

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

At September 30, 2015, our allowance for loan losses was $1.3 million, or 1.00% of loans receivable, net and 354.98% of non-performing loans. At September 30, 2014, our allowance for loan losses was $1.4 million, or 1.05% of loans receivable, net and 160.49% of non-performing loans. Non-performing loans at September 30, 2015, were $379,000 or 0.28% of loans receivable, net compared to $848,000, or 0.65% of loans receivable, net at September 30, 2014. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses in the loan portfolio at the balance sheet date. However, the allowance for loan losses may not be adequate to cover losses which may be realized in the future and additional provisions for loan losses may be required.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2015		2014
	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family real estate - owner-occupied	$121	8.99%	$156	16.62%
One- to four-family real estate - non-owner- occupied	266	19.76	308	30.21
Construction	31	2.30	36	1.98
Multi-family real estate	97	7.21	141	14.42
Commercial real estate	235	17.46	223	16.68
Consumer loans:
Home equity and second mortgages	38	2.82	8	1.45
Secured loans	—	—	—	0.12
Commercial leases and loans	321	23.85	271	14.83
Commercial lines of credit	38	2.82	51	3.69
Non-allocated	199	14.79	167	—

Total allowance for loan losses	$1,346	100.00%	$1,361	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the years indicated.

	Year Ended September 30,
	2015	2014
Allowance at beginning of year	$1,361	$1,299

Charge-offs	(85)	—
Recoveries	—	—

Net charge-offs	—	—

Provision for loan losses	70	62

Allowance at end of year	$1,346	$1,361

Allowance for loan losses to non-performing loans	354.98%	160.49%
Allowance for loan losses to total loans at the end of the year	.98	1.05
Net charge-offs to average loans outstanding during the year	.03	—

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

We have made a significant effort to increase our level of lower-cost deposits as a method of enhancing profitability. At September 30, 2015, we had 46.26% of our deposits in lower-cost savings account and interest-bearing and non-interest bearing demand accounts compared to 44.96% at September 30, 2014. Such deposits have traditionally remained relatively stable and would be expected to be only moderately affected by changes in interest rates.

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

The following table, which is based on information that we provide to the Office of the Comptroller of the Currency, presents the change in the net portfolio value of the Bank at September 30, 2015, which is the most recent date for which information is available, that would occur in the event of an immediate change in interest rates based on Office of the Comptroller of the Currency assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value			Net Portfolio Value as a % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Amount	Change	% Change	NPV Ratio	Change (bp)
	(Dollars in Thousands)
+400 bp	$21,412	$(9,344)	(30)%	14.70%	(434)
+300 bp	24,231	(6,525)	(21)	16.14	(290)
+200 bp	27,003	(3,753)	(12)	17.49	(155)
+100 bp	29,296	(1,460)	(5)	18.50	(54)
0 bp	30,756	—	—	19.04	—
- 100 bp	30,746	(10)	—	18.68	(36)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. Cash and cash equivalents totaled $7.6 million at September 30, 2015. In addition, at September 30, 2015, we had the ability to borrow a total of approximately $70.4 million from the Federal Home Loan Bank of Pittsburgh, of which we had no advances outstanding.

At September 30, 2015, we had $3.0 million in loan commitments outstanding, which consisted of commitments to grant $2.1 million in loans and $915,000 in commercial leases and lines of credit. At September 30, 2015, we had $6.7 million in undisbursed lines of credit, $200,000 in undisbursed loans in process and $1.2 million in undisbursed construction loans.

Certificates of deposit due within one year of September 30, 2015 totaled $33.1 million, representing 46.82% of certificates of deposit at September 30, 2015. We believe, based on past experience, that we will retain a significant portion of these deposits at maturity. However, if these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2015.

The following table presents certain of our contractual obligations as of September 30, 2015.

	Payments Due by Period
	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(In thousands)
Contractual Obligations
Operating lease obligations (1)	$120	$58	$62	$—	$—
Other long-term obligations (2)	5	2	3	—	—

Total	$125	$60	$65	$—	$—

(1)	Represents the lease for the Bank’s Shaler branch office.
(2)	Represents obligations relating to the Bank’s mailing system.

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

The following table presents our primary investing and financing activities during the periods indicated.

	Years Ended September 30,
	2015	2014
	(In thousands)
Investing activities:
Proceeds from maturities and redemptions of investment securities	$4,150	$2,255
Purchase of investment securities	(1,500)	(4,000)
Net (increase) decrease in loans	2,106	(385)
Commercial leases purchased	(9,748)	(6,261)
Financing activities:
Increase in deposits	1,796	10,403
Purchase and retirement of common stock	(125)	(769)
Payment of dividends	(606)	(475)

Capital Management. We have managed our capital to maintain strong protection for depositors and creditors. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulations — Capital Requirements” and the notes to the consolidated financial statements included in this annual report.

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

For the years ended September 30, 2015 and 2014, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of September 30, 2015 is effective.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors is currently comprised of six members and is divided into three classes that are each elected for three-year terms. The same individuals comprise the Board of Directors of the Company and the Bank.

Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of September 30, 2015. The starting year of service as director relates to service on the Board of Directors of the Bank.

Mark B. Devlin is the owner of T.B. Devlin Funeral Home in Pittsburgh, Pennsylvania. Mr. Devlin has served as Chairman of the Board of Directors of the Company and the Bank since 2012. Age 64. Director since 1992.

Mr. Devlin’s background offers the Board of Directors substantial small company management experience, specifically within the market in which the Bank conducts its business, and offers the board significant business experience from a setting outside of the financial services industry.

Robert J. Malone is retired and was the former owner and Chief Executive Officer of Fidelity Insurance Agency, Inc. in Pittsburgh, Pennsylvania. He served as the Chairman of the Board of Directors of the Company and the Bank until 2012 and now serves as Chairman Emeritus. Age 89. Director since 1961.

Mr. Malone’s insurance background provides the Board of Directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by the Bank.

Paul M. Matvey is a certified public accountant and a stockholder of Schneider Downs Co., Inc., a public accounting firm headquartered in Pittsburgh, Pennsylvania. Age 62. Director since 1994.

As a certified public accountant, Mr. Matvey provides the Board of Directors with substantial experience regarding accounting and financial matters.

Dennis P. McManus is the Government Affairs Director for the Greater Pittsburgh Community Food Bank and is also an adjunct faculty member at the University of Pittsburgh. Age 60. Director since 1997.

Mr. McManus’ strong ties to the community, through his work with the Greater Pittsburgh Community Food Bank and involvement in civic organizations, provides the board with valuable insight regarding the local business and consumer environment.

William F. Ryan is Chairman and Chief Executive Officer of Point Spring & Driveshaft Co., a transportation-related business in Pittsburgh, Pennsylvania. Age 62. Director since 1997.

Mr. Ryan’s background offers the Board of Directors substantial small company management experience, specifically within the market in which the Bank conducts its business, and provides the board with valuable insight regarding the local business and consumer environment. In addition, Mr. Ryan offers the board significant business experience from a setting outside of the financial services industry.

Edward F. Seserko is President and Chief Executive Officer of the Company and the Bank. Mr. Seserko has been employed by the Bank since 1976 and has served in various positions with the Bank since that time. Age 63. Director since 1986.

Mr. Seserko’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the board valuable insight regarding the business and operations of the Bank. Mr. Seserko’s knowledge of the Company’s and the Bank’s business and history, combined with his success and guiding of the organization, position him well to continue to serve as our President and Chief Executive Officer.

Executive Officers

For information concerning officers of the Company, see Part I, Item I, “Business — Executive Officers.”

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These individuals are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the year ended September 30, 2015.

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

Corporate Governance

The Company’s Board of Directors maintains an Audit Committee that assists the Board of Directors in its oversight of the Company’s accounting, auditing, internal control structure and financial reporting matters. The Audit Committee is responsible for providing oversight relating to our consolidated financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance programs established by management and the Board. The Audit Committee is also responsible for engaging the Company’s independent registered public accounting firm and monitoring its conduct and independence. The Company’s Board of Directors has determined that Paul M. Matvey qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission.

Board Leadership Structure and Board’s Role in Risk Oversight

The Board of Directors of the Company has determined that the separation of the offices of Chairman of the Board and President and Chief Executive Officer enhance board independence and oversight. Moreover, the separation of the positions of the Chairman of the Board and President and Chief Executive Officer allow the President and Chief Executive Officer to focus on his responsibilities of running the Company, enhancing stockholder value and expanding and strengthening our franchise while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Mark B. Devlin serves as Chairman of the Board of the Company and Edward F. Seserko serves as President and Chief Executive Officer of the Company.

Risk is inherent with every business and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit, interest rate, liquidity, operational, strategic and reputation risks. Management is responsible for the day-to-day management of risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. Senior management attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The Chairman of the Board and independent members of the Board work together to provide strong, independent oversight of our management and affairs through our standing committees and, when necessary, special meetings of independent directors.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to Edward F. Seserko, our President and Chief Executive Officer, and Gary B. Pepper, our Executive Vice President and Chief Financial Officer, during the fiscal years ended September 30, 2015 and 2014. No other employee received total compensation exceeding $100,000 during the 2015 or 2014 fiscal years. Messrs. Seserko and Pepper are sometimes referred to in this proxy statement as “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total
Edward F. Seserko	2015	$155,000	$40,000	$32,303	$227,303
President and Chief Executive Officer	2014	150,000	46,000	30,664	226,664

Gary B. Pepper	2015	115,000	32,000	9,280	156,280
Executive Vice President and Chief Financial Officer	2014	110,000	31,000	9,048	150,048

(1)	Details of the amounts reported in the “All Other Compensation” column for 2015 are provided in the table below.

	Mr. Seserko		Mr. Pepper
Employer contributions to 401(k) plan	$9,216		$6,780
Supplemental executive retirement plan benefit	6,800		2,500
Perquisites	16,287	(a)	—	(b)

(a)	Includes the value of Mr. Seserko’s use of a company-owned automobile and country club dues.
(b)	Did not exceed $10,000.

Employment Agreements

The Company and the Bank maintain employment agreements with Messrs. Seserko and Pepper. Under the agreements, the current base salaries for Messrs. Seserko and Pepper are $155,000 and $114,000, respectively. We may increase the amount of the base salaries under the agreements from time to time and will review the salaries of the executives not less than annually. We may also pay discretionary bonuses to each of the executives. In addition to cash compensation, the executives participate in all standard benefit plans and programs we sponsor for employees or other executive officers.

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

If we, or our successor, terminate an executive’s employment during the term of his employment agreement following a change in control or within a period of 24 months following a change in control, the executive will receive a severance benefit equal to 2.99 times the executive’s average taxable income for the five taxable years preceding the change in control. The executive will receive the benefit in 36 equal, monthly installments. We will also pay this benefit to the executive if he voluntarily terminates his employment during the term of his employment agreement following a change in control or within 12 months following the change in control if (1) he must relocate his residence or employment location by more than 35 miles, (2) he must report to someone other than our Board of Directors, (3) we fail to maintain his base salary or benefits, (4) we assign him duties or responsibilities other than those normally associated with his position, (5) we diminish or reduce his responsibilities or authority or (6) in the case of Mr. Seserko, he is not re-elected to our Board of Directors.

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

Deferred Compensation Plan

The Bank maintains deferred compensation agreements with each of Messrs. Seserko and Pepper. Under the agreements, if an executive dies while employed with the Bank, we will pay his beneficiary a single lump sum benefit scheduled under the agreement (the “Death Benefit”). At their current ages, the agreements provide for a Death Benefit of $300,000 for Mr. Seserko and $130,000 for Mr. Pepper.

Under the agreements, if Messrs. Seserko and Pepper terminate employment after attaining age 65, we will pay them a retirement benefit of $500,000 and $300,000, respectively (the “Normal Retirement Benefit”). We will also pay the executives a reduced benefit if they terminate employment before attaining age 65, but after attaining age 60 (the “Early Retirement Benefit”). In the case of Mr. Seserko, the Early Retirement Benefit ranges from $400,000 to $480,000, depending on his age at the time of his termination of employment. In the case of Mr. Pepper, the Early Retirement Benefit ranges from $181,000 to $268,000, depending on his age at the time of his termination of employment. The executives would receive the Normal Retirement Benefit or the Early Retirement Benefit in ten equal annual installments.

Under the deferred compensation agreements, we will also pay the executives a benefit if we terminate their employment other than for “cause” (as defined in the agreements) or if they terminate employment due to a permanent disability (the “Other Termination Benefit”). At their current ages, we would pay Messrs. Seserko and Pepper an Other Termination Benefit of $188,000 and $71,000, respectively. The maximum Other Termination Benefit payable to Messrs. Seserko and Pepper equal $188,000 and $138,000, respectively, depending on their age at the time the benefit becomes payable. The executives would receive the Other Termination Benefits in ten equal annual installments.

Under the agreements, we also have the discretion to credit the executives’ Death Benefit, Normal Retirement Benefit, Early Retirement Benefit and/or Other Termination Benefit with additional amounts from time to time and we may make this determination based on the Bank’s or the executive’s performance.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and unvested restricted stock awards for each named executive officer as of September 30, 2015.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares of Restricted Stock That Have Not Vested (2)	Market Value of Shares of Restricted Stock That Have Not Vested (3)
Edward F. Seserko	11,454	7,637	$15.24	05/21/2022	3,055	$83,554

Gary B. Pepper	6,873	4,581	15.24	05/21/2022	2,750	75,212

(1)	Options vest in five equal annual installments beginning on May 21, 2013, the first anniversary of the date of grant.
(2)	Restricted stock awards vest in five equal annual installments beginning one year from the date of grant.
(3)	Based upon the Company’s closing stock price of $27.35 on September 30, 2015.

Director Compensation

The following table provides information regarding the compensation received by individuals who served as non-employee directors of the Company and the Bank during fiscal 2015. The table excludes perquisites, which did not exceed $10,000 in the aggregate for any director.

	Fees Earned or Paid in Cash	All Other Compensation	Total
Mark B. Devlin	$31,825	$—	$31,825
Robert J. Malone	36,344	—	36,344
Paul M. Matvey	29,725	—	29,725
Dennis P. McManus	29,575	—	29,575
William F. Ryan	30,025	—	30,025

Cash Retainer and Meeting Fees for Non-Employee Directors. The following table sets forth the applicable retainers and fees that will be paid to our non-employee directors for their service on our Board of Directors during the year ending September 30, 2015.

Annual retainer	$19,200
Additional annual retainer:
Chairman of the Board	1,800
Chairman Emeritus of the Board	1,800
Attendance fees:
Per Executive Committee meeting	450
Per Loan, Compensation and CRA Committee meeting	300
Per Audit Committee meeting	300
Per Audit Committee meeting (Committee Chairman)	450

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners

The following table provides information as of December 18, 2015 about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power or which he may acquire within 60 days.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)
Edward F. Seserko 3455 Forbes Avenue Pittsburgh, Pennsylvania 15213	92,683	(2)	7.56%

Gary B. Pepper 3455 Forbes Avenue Pittsburgh, Pennsylvania 15213	76,122	(2)	6.21%

(1)	Based on 1,225,735 shares of the Company’s common stock outstanding and entitled to vote as of December 18, 2015.
(2)	See the table on the following page for additional information regarding Messrs. Seserko’s and Pepper’s beneficial ownership of Company common stock.

Ownership of Management

The following table provides information about the shares of Company common stock that may be considered to be owned by each director of the Company, by the executive officers and by all directors and executive officers of the Company as a group as of December 18, 2015. A person may be considered to own any shares of common stock over which he has, directly or indirectly, sole or shared voting or investment power or which he may acquire within 60 days. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown.

	Number of Shares Owned (1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Percent of Common Stock Outstanding (2)
Directors:
Mark B. Devlin	46,725		2,292	4.00%
Robert J. Malone	16,755		2,292	1.55
Paul M. Matvey	19,363		2,292	1.77
Dennis P. McManus	16,863		2,292	1.56
William F. Ryan	26,663		2,292	2.36
Edward F. Seserko	81,229	(3)	—	6.63
Executive Officers Who Are Not Directors:
Gary B. Pepper	69,249	(4)	—	5.65
All Directors and Executive Officers as a Group (7 persons)	276,847		11,460	23.52

(1)	Includes shares of unvested restricted stock held under the Eureka Financial Corp. 2012 Equity Incentive Plan as follows: Messrs. Devlin, Malone, Matvey, McManus and Ryan—612 shares each; Mr. Seserko—3,055 shares; and Mr. Pepper—2,750 shares. Shares of restricted stock vest in five equal annual installments beginning on May 21, 2013, the first anniversary of the date of grant (subject to acceleration upon a change in control of the Company, such as the merger with NexTier).

(2)	Based on 1,225,725 shares of the Company’s common stock outstanding and entitled to vote as of December 18, 2015.
(3)	Includes 19,078 shares held under the Eureka Bank Retirement Savings Plan and 4,418 shares held under the Eureka Bank Employee Stock Ownership Plan.
(4)	Includes 13,394 shares held under the Eureka Bank Retirement Savings Plan and 3,193 shares held under the Eureka Bank Employee Stock Ownership Plan.

Changes in Control

Except for the Merger, management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table provides information as of September 30, 2015 for compensation plans under which equity securities may be issued. The Company does not maintain any equity compensation plans that have not been approved by security holders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	68,725	$15.59	7,638
Equity compensation plans not approved by security holders	—	—	—

Total	68,725	$15.59	7,638

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

Although the Company’s common stock is quoted on the Over-the-Counter Bulletin Board and is not listed on a national securities exchange, we believe that sound management and oversight is in the best interests of the Company and its stockholders. Accordingly, all of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. Seserko, who is President and Chief Executive Officer of the Company and the Bank.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company by S.R. Snodgrass for the fiscal years ended September 30, 2015 and 2014.

	2015	2014
Audit fees (1)	$76,290	$73,678
Audit related fees	5,000	—
Tax fees (2)	13,450	15,150
All other fees (3)	4,000	2,500

(1)	Includes fees for the audit of the consolidated financial statements and review of the interim financial information contained in the quarterly reports on Form 10-Q and other regulatory reporting.

(2)	Includes fees for tax compliance services including preparation of original and amended federal and state income tax returns, preparation of personal property tax returns and tax payment and planning advice.
(3)	Includes fees for consulting services regarding compliance matters.

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

During the year ended September 30, 2015, all of the audit related fees, tax fees and all other fees set forth above were approved by the Audit Committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated as of September 3, 2015, by and between Eureka Financial Corp. and NexTier, Inc. (1)

3.1	Articles of Incorporation of Eureka Financial Corp. (2)

3.2	Bylaws of Eureka Financial Corp. (2)

3.2.1	Amendment to Bylaws of Eureka Financial Corp. (1)

4.1	Specimen Stock Certificate of Eureka Financial Corp. (2)

10.1*	Employment Agreement between Eureka Financial Corp. and Edward F. Seserko, dated as of February 28, 2011 (3)

10.2*	Employment Agreement between Eureka Financial Corp. and Gary B. Pepper,dated as of February 28, 2011 (3)

10.3*	Eureka Financial Corp. 2012 Equity Incentive Plan (4)

21.0	Subsidiaries

23.1	Consent of S.R. Snodgrass, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer

32.0	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement

(1)	Incorporated herein by reference to the exhibits to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 4, 2015.
(2)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-169767), as amended, initially filed with the Securities and Exchange Commission on October 5, 2010.
(3)	Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011, as filed with the Securities and Exchange Commission on May 17, 2011.
(4)	Incorporated herein by reference to Appendix A to the definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on March 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUREKA FINANCIAL CORP.

Date: December 23, 2015	By:	/s/ Edward F. Seserko
Edward F. Seserko
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward F. Seserko	President, Chief Executive Officer and Director	December 23, 2015
Edward F. Seserko	(principal executive officer)

/s/ Gary B. Pepper	Executive Vice President and Chief Financial Officer	December 23, 2015
Gary B. Pepper	(principal accounting and financial officer)

/s/ Mark B. Devlin	Director	December 23, 2015
Mark B. Devlin

/s/ Robert J. Malone	Director	December 23, 2015
Robert J. Malone

/s/ Paul M. Matvey	Director	December 23, 2015
Paul M. Matvey

/s/ Dennis P. McManus	Director	December 23, 2015
Dennis P. McManus

/s/ William F. Ryan	Director	December 23, 2015
William F. Ryan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Eureka Financial Corp. and subsidiary

We have audited the accompanying consolidated balance sheet of Eureka Financial Corp. and subsidiary (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eureka Financial Corp. and subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania

December 22, 2015

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheet

	September 30,
	2015	2014
Assets:
Cash and due from banks	$868,709	$698,899
Interest-bearing deposits in other banks	6,714,637	8,941,044

Cash and cash equivalents	7,583,346	9,639,943
Investment securities available for sale	5,860,878	8,403,565
Investment securities held to maturity (fair value of $2,795,317 and $2,740,940, respectively)	2,768,913	2,772,470
Mortgage-backed securities available for sale	3,004	5,585
Federal Home Loan Bank (“FHLB”) stock, at cost	131,900	302,500
Loans receivable, net of allowance for loan losses of $1,346,038 and $1,361,038, respectively	135,063,718	128,030,483
Premises and equipment, net	1,007,329	1,073,073
Deferred tax asset, net	834,347	832,735
Other real estate owned	593,612	—
Accrued interest receivable and other assets	1,169,190	1,126,697

Total Assets	$155,016,237	$152,187,051

Liabilities and Stockholders’ Equity:
Deposits:
Non-interest bearing	$5,479,236	$5,639,321
Interest bearing	124,177,212	122,221,240

Total deposits	129,656,448	127,860,561
Advances from borrowers for taxes and insurance	717,869	633,159
Accrued interest payable and other liabilities	1,058,383	999,554

Total Liabilities	131,432,700	129,493,274

Stockholders’ Equity:
Common stock, $0.01 par value; 10,000,000 shares authorized; 1,207,408 shares outstanding at September 30, 2015; 1,213,986 shares outstanding at September 30, 2014	12,074	12,140
Paid-in capital	10,077,648	10,025,400
Retained earnings - substantially restricted	13,891,183	13,179,662
Accumulated other comprehensive loss	(54,325)	(121,279)
Unearned ESOP shares	(343,043)	(402,146)

Total Stockholders’ Equity	23,583,537	22,693,777

Total Liabilities and Stockholders’ Equity	$155,016,237	$152,187,051

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Income

	Year Ended September 30,
	2015	2014
Interest Income
Loans, including fees	$6,589,371	$6,511,365
Investment securities and other interest-earning assets:
Taxable	260,440	211,999
Tax exempt	88,051	89,447
Mortgage-backed securities	271	483

Total Interest Income	6,938,133	6,813,294

Interest Expense
Deposits	835,177	857,378
FHLB advances	—	12,258

Total Interest Expense	835,177	869,636

Net Interest Income	6,102,956	5,943,658
Provision for Loan Losses	70,000	62,000

Net Interest Income after Provision for Loan Losses	6,032,956	5,881,658

Non-Interest Income
Fees on deposit accounts	40,378	33,267
Other income	43,020	67,445

Total Non-Interest Income	83,398	100,712

Non-Interest Expense
Salaries and benefits	2,240,956	2,149,804
Occupancy	354,259	349,492
Data processing	255,527	272,191
Professional fees	349,054	345,702
Merger expenses	268,880	—
FDIC insurance premiums	72,600	69,850
Charitable contributions	84,552	90,247
Other	434,406	375,404

Total Non-Interest Expenses	4,060,234	3,652,690

Income Before Income Tax Provision	2,056,120	2,329,680
Income Tax Provision	739,746	800,766

Net Income	$1,316,374	$1,528,914

Earnings per Common Share - Basic	$1.13	$1.29
Earnings per Common Share - Diluted	1.13	1.28

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Comprehensive Income

	Year Ended September 30,
	2015	2014
Net Income	$1,316,374	$1,528,914
Other comprehensive income:
Decrease in unrealized losses on available for sale securities	101,445	363,810
Income tax effect	(34,491)	(123,695)

Other comprehensive income, net of tax:	66,954	240,115

Total Comprehensive Income	$1,383,328	$1,769,029

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock Shares Outstanding	Par Value	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance, September 30, 2013	1,255,819	$12,558	$10,647,396	$12,147,028	$(361,394)	$(459,388)	$21,986,200

Net income	—	—	—	1,528,914	—	—	1,528,914
Other comprehensive income	—	—	—	—	240,115	—	240,115
Compensation expense related to restricted stock	—	—	79,128	—	—	—	79,128
Compensation expense related to stock options	—	—	17,340	—	—	—	17,340
Compensation expense on ESOP	—	—	50,340	—	—	57,242	107,582
Purchase and retirement of common stock	(41,833)	(418)	(768,804)	—	—	—	(769,222)
Dividends declared on common stock ($0.40 per share)	—	—	—	(496,280)	—	—	(496,280)

Balance, September 30, 2014	1,213,986	12,140	10,025,400	13,179,662	(121,279)	(402,146)	22,693,777

Net income	—	—	—	1,316,374	—	—	1,316,374
Other comprehensive income	—	—	—	—	66,954	—	66,954
Compensation expense related to restricted stock	—	—	85,367	—	—	—	85,367
Compensation expense related to stock options	—	—	20,237	—	—	—	20,237
Compensation expense on ESOP	—	—	71,362	—	—	59,104	130,465
Purchase and retirement of common stock	(6,578)	(66)	(124,718)	—	—	—	(124,784)
Dividends declared on common stock ($0.50 per share)	—	—	—	(604,853)	—	—	(604,853)

Balance, September 30, 2015	1,207,408	$12,074	$10,077,648	$13,891,183	$(54,325)	$(343,043)	$23,583,537

The accompanying notes are an integral part of these consolidated financial statements.

EUREKA FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statement of Cash Flows

	Year Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,316,374	$1,528,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	139,288	149,319
Provision for loan losses	70,000	62,000
Net accretion/amortization of discounts and premiums on securities and net amortization of loan fees and costs	(2,016)	883
Compensation expense for ESOP, restricted stock, and stock options	236,070	204,050
Deferred income taxes	(36,103)	(14,806)
Decrease (increase) in accrued interest receivable	23,556	(29,488)
Increase in prepaid income tax	(66,951)	(221,428)
Increase (decrease) in accrued interest payable	15,018	(12,305)
Increase in retirement fund obligation	9,021	5,957
Writedown on other real estate owned	19,139	—
Other, net	36,343	(21,685)

Net cash provided by operating activities	1,759,739	1,651,411

INVESTING ACTIVITIES
Proceeds from maturities and redemptions of investment securities held to maturity	5,000	2,255,000
Proceeds from maturities and redemptions of investment securities available for sale	4,145,000	—
Purchase of investment securities available for sale	(1,500,000)	(4,000,000)
Net paydowns in mortgage-backed securities	2,286	3,046
Purchase of FHLB stock	(97,700)	(361,800)
Redemption of FHLB stock	268,300	296,700
Net decrease (increase) in loans	2,106,132	(384,961)
Commercial leases purchased	(9,748,046)	(6,261,059)
Other real estate owned improvements	(74,072)	—
Premises and equipment expenditures	(73,544)	(54,156)

Net cash used for investing activities	(4,966,644)	(8,507,230)

FINANCING ACTIVITIES
Net increase in deposit accounts	1,795,887	10,403,139
Net increase in advances from borrowers for taxes and insurance	84,710	156,124
Proceeds from FHLB borrowings	—	8,000,000
Repayment of FHLB borrowings	—	(8,000,000)
Retirement of common stock	(124,784)	(769,222)
Payment of dividends	(605,505)	(475,348)

Net cash provided by financing activities	1,150,308	9,314,693

Net increase (decrease) in cash and cash equivalents	(2,056,597)	2,458,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,639,943	7,181,069

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,583,346	$9,639,943

SUPPLEMENTAL INFORMATION
Cash paid during the period for:
Interest paid	$820,159	$881,941
Income taxes paid	842,000	849,000

Noncash investing transaction:
Transfer from loans to other real estate owned	593,612	—

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

Nature of Operations and Basis of Presentation

Eureka Financial Corp. (“Eureka Financial”) is a Maryland corporation and stock holding company whose wholly owned subsidiary is Eureka Bank (the “Bank”), a federally chartered stock savings bank located in Pittsburgh, Pennsylvania.

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

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared with the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB; and (4) the liquidity position of the FHLB. There was no impairment of the FHLB stock as of September 30, 2015 or 2014.

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

There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. The Company recognizes, when applicable, interest and penalties related to unrecognized tax benefits in the provision for income taxes in the Consolidated Statement of Income. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2011.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled $3,277 and $3,206 for the years ended September 30, 2015 and 2014, respectively.

Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by weighted-average shares outstanding. Diluted earnings per share are computed by dividing net income by weighted-average shares outstanding plus potential common stock resulting from dilutive stock options.

The following is a reconciliation of the numerators and denominators of the basic and dilutive earnings per share computations for net income for the years ended September 30, 2015 and 2014:

	September 30,
	2015	2014
Weighted average common shares outstanding	1,209,843	1,244,999
Average unearned nonvested shares	(11,247)	(16,085)
Average unearned employee stock ownership plan shares	(34,888)	(40,998)

Weighted average common shares and common stock equivalents used to calculate basic earnings per share	1,163,708	1,187,916

Additional common stock equivalents (nonvested stock) used to calculate diluted earnings per share	111	—
Additional common stock equivalents (stock options) used to calculate diluted earnings per share	3,710	2,716

Weighted average common shares and common stock equivalents used to calculate basic and diluted earnings per share	1,167,529	1,190,632

Net income	$1,316,374	$1,528,914
Basic earnings per share	$1.13	$1.29
Diluted earnings per share	1.13	1.28

As of September 30, 2015 there were 11,607 shares of restricted stock and 15,577 shares as of September 30, 2014, outstanding with a grant price of $15.24 not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

As of September 30, 2015 there were 68,725 options to purchase shares of common stock consisting of 64,907 options to purchase common stock at $15.24 per share and 3,818 options to purchase common stock at $21.52 per share. All of the options were considered dilutive based on the weighted average market value exceeding the weighted average stock price. As of September 30, 2014 there were 64,907 options to purchase common stock at $15.24 per share.

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

Recent Accounting Pronouncements:

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation And Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

2. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated comprehensive loss by component net of tax for the years ended September 30, 2015 and 2014:

	Unrealized Losses on Available for Securities		Unrealized Losses on Available for Securities
Balance as of October 1, 2014	$(121,279)	Balance as of October 1, 2013	$(361,394)
Other comprehensive income before reclassification	66,954	Other comprehensive income before reclassification	240,115
Amount reclassified from accumulated other comprehensive loss	—	Amount reclassified from accumulated other comprehensive loss	—

Total other comprehensive income	66,954	Total other comprehensive income	240,115

Balance as of September 30, 2015	$(54,325)	Balance as of September 30, 2014	$(121,279)

3. INVESTMENT SECURITIES

Investment securities available for sale consisted of the following at September 30, 2015 and 2014.

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$445,355	$2,173	$—	$447,528
U.S. government agency securities	5,498,050	2,700	(87,400)	5,413,350

Total	$5,943,405	$4,873	$(87,400)	$5,860,878

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$591,350	$535	$(4,770)	$587,115
U.S. government agency securities	7,996,488	975	(181,013)	7,816,450

Total	$8,587,838	$1,510	$(185,783)	$8,403,565

U.S. government agency securities with carrying values of $5,413,350 and $5,070,700 at September 30, 2015 and 2014, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of investment securities available for sale by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$145,355	$145,638
Due after ten years	5,798,050	5,715,240

Total	$5,943,405	$5,860,878

Investment securities held to maturity consisted of the following at September 30, 2015 and 2014:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$2,018,913	$85,046	$(14,392)	$2,089,567
U.S. government agency securities	750,000	—	(44,250)	705,750

Total	$2,768,913	$85,046	$(58,642)	$2,795,317

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$2,022,470	$58,846	$(24,751)	$2,056,565
U.S. government agency securities	750,000	—	(65,625)	684,375

Total	$2,772,470	$58,846	$(90,376)	$2,740,940

U.S. government agency securities with carrying values of $750,000 and $750,000 at September 30, 2015 and 2014, respectively, were pledged to secure public deposits held by the Company.

The amortized cost and fair value of securities held to maturity at September 30, 2015 and 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers might have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized Cost	Fair Value
Due from five to ten years	$483,500	$539,272
Due after ten years	2,285,413	2,256,045

Total	$2,768,913	$2,795,317

The following tables show the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2015 and 2014.

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$—	$—	$286,470	$(14,392)	$286,470	$(14,392)
U.S. government agency securities	1,975,075	(24,275)	3,391,325	(107,375)	5,366,400	(131,650)

Total	$1,975,075	$(24,275)	$3,677,795	$(121,767)	$5,652,870	$(146,042)

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	$297,030	$(1,310)	$572,700	$(28,212)	$869,730	$(29,522)
U.S. government agency securities	2,490,575	(7,975)	4,759,275	(238,663)	7,249,850	(246,638)

Total	$2,787,605	$(9,285)	$5,331,975	$(266,875)	$8,119,580	$(276,160)

The Company reviews its position quarterly and has determined that at September 30, 2015 the declines outlined in the above table represent temporary declines and the Company does not intend to sell and does not believe it will be required to sell these securities before recovery of its cost basis, which may be at maturity. All investments are interest rate sensitive. These investments earn interest at fixed and adjustable rates. The adjustable-rate instruments are generally linked to an index, such as the three-month LIBOR rate, plus or minus a variable. The value of these instruments fluctuates with interest rates.

The Company had 9 securities in an unrealized loss position at September 30, 2015 and 14 securities in an unrealized loss position at September 30, 2014. The Company has concluded that the unrealized losses disclosed above are not other than temporary but are the result of interest rate changes or sector credit ratings changes that are not expected to result in the non-collection of principal and interest during the period. The Company’s current intention is not to sell any of these securities and it is more likely than not it will not be required to sell these securities before the recovery of its amortized cost basis.

4. MORTGAGE-BACKED SECURITIES

The amortized cost and fair values of mortgage-backed securities, all of which are government-sponsored entities secured by residential real estate and are available for sale, are summarized as follows at September 30, 2015 and 2014:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$563	$36	$—	$599
Fannie Mae Certificates	2,225	180	—	2,405

Total	$2,788	$216	$—	$3,004

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Freddie Mac Certificates	$822	$60	$—	$882
Fannie Mae Certificates	4,246	457	—	4,703

Total	$5,068	$517	$—	$5,585

The amortized cost and fair values of mortgage-backed securities at September 30, 2015 and 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to repay obligations without penalty. Amounts have been rounded to the nearest dollar.

	September 30, 2015
	Amortized
	Cost	Fair Value
Due in one year or less	$53	$54
Due after one year through five years	1,445	1,547
Due after five years through ten years	404	434
Due after ten years	886	969

Total	$2,788	$3,004

The Company reviews its position quarterly for other-than-temporary impairment. The Company had no mortgage-backed securities in an unrealized loss position at September 30, 2015 or 2014.

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2015 and 2014 are summarized as follows:

	2015	2014
One- to four-family real estate - owner occupied	$22,080,808	$21,556,222
One- to four-family real estate - non-owner occupied	42,208,759	39,185,939
Construction	4,751,996	2,562,823
Multi-family real estate	17,428,754	18,699,192
Commercial real estate	24,151,207	21,635,758
Home equity and second mortgages	1,957,927	1,880,546
Secured loans	140,231	158,512
Commercial leases and loans	20,048,025	19,231,496
Commercial lines of credit	3,985,981	4,790,107

	136,753,688	129,700,595

Plus:
Unamortized loan premiums	10,625	12,176
Less:
Unamortized loan fees and costs, net	(354,557)	(321,250)
Allowance for loan losses	(1,346,038)	(1,361,038)

Loans receivable, net	$135,063,718	$128,030,483

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

Multi-family real estate loans include five or more unit dwellings. These loans could pose a higher risk to the Company than the one-to four-family real estate loans and, therefore, are originated with a term of up to 20 years and a loan-to-value ratio of 75 percent. Different risk factors are taken into consideration when originating these loans, such as location, the strength of borrower, rent rolls, and total lending relationship with the borrower(s).

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

Credit Quality

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: one- to four-family real estate (owner occupied), one- to four-family real estate (non-owner occupied), construction, multi-family real estate, commercial real estate, home equity and second mortgages, secured loans, commercial leases and loans, and commercial lines of credit. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. These historical loss percentages are calculated over a two-year period for all portfolio segments. Certain qualitative factors are then added to the historical allocation percentage to arrive at an adjusted factor to be applied to non-classified loans. These qualitative factors are reviewed each quarter and adjusted based upon relevant changes within the portfolio. As of September 30, 2015, the calculated allowance for one-to four-family real estate loans and multi-family loans was lower than the amount calculated as of the prior year end. This was due to a five basis point reduction in the factor related to the level of past due loans and the impact and effect of loan concentrations. An increases in the allowance for commercial loans and leases was a result of higher loan volume while the increase in the allowance for home equity and second mortgages was primarily the result of a higher net loss percentage. To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, residential real estate and consumer loans are included in the pass category unless a specific action, such as delinquency greater than 90 days, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.

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

Credit quality indicators as of September 30, 2015 and 2014, were as follows:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One- to four-family real estate - non-owner occupied	$42,208,759	$—	$—	$—	$—	$42,208,759
Construction	4,751,996	—	—	—	—	4,751,996
Multi-family real estate	17,428,754	—	—	—	—	17,428,754
Commercial real estate	24,151,207	—	—	—	—	24,151,207
Commercial leases and loans	19,746,297	—	301,728	—	—	20,048,025
Commercial lines of credit	3,908,519	—	77,462	—	—	3,985,981

Total	$112,195,532	$—	$379,190	$—	$—	$112,574,722

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
One- to four-family real estate - non-owner occupied	$39,185,939	$—	$—	$—	$—	$39,185,939
Construction	2,562,823	—	—	—	—	2,562,823
Multi-family real estate	18,699,192	—	—	—	—	18,699,192
Commercial real estate	21,635,758	—	—	—	—	21,635,758
Commercial leases and loans	18,843,633	—	387,863	—	—	19,231,496
Commercial lines of credit	4,174,051	192,139	423,917	—	—	4,790,107

Total	$105,101,396	$192,139	$811,780	$—	$—	$106,105,315

The following tables present performing and non-performing residential real estate and consumer loans based on payment activity for the years ended September 30, 2015 and 2014. Payment activity is reviewed by management on a monthly basis to determine how loans are performing. Loans are considered to be non-performing when they become 90 days past due or are placed on nonaccrual status.

	September 30, 2015
	Non-performing Loans	Performing Loans	Total
One- to four-family real estate - owner occupied	$—	$22,080,808	$22,080,808
Home equity and second mortgages	—	1,957,927	1,957,927
Secured loans	—	140,231	140,231

Total	$—	$24,178,966	$24,178,966

	September 30, 2014
	Non-performing Loans	Performing Loans	Total
One- to four-family real estate - owner occupied	$36,263	$21,519,959	$21,556,222
Home equity and second mortgages	—	1,880,546	1,880,546
Secured loans	—	158,512	158,512

Total	36,263	$23,559,017	$23,595,280

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

For the year ended September 30, 2015, there were no troubled debt restructurings. There was one previously modified TDR totaling $301,728 that was in default as of September 30, 2015.

The following table includes the recorded investment and number of modifications for loans considered trouble debt restructuring at September 30, 2014.

Loans in non-accrual status	Number of Loans	Balance	Concession Granted
Commercial loan secured by business equipment	1	$387,863	Extension of maturity date

The TDR was individually evaluated for impairment and no related allowance was recorded at of September 30, 2015 and 2014.

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

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the past-due status as of September 30, 2015 and 2014:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans
One-to four-family real estate owner occupied	$44,023	$590,935	$—	$634,958	$21,445,850	$22,080,808	$—
One-to four-family real estate non-owner occupied	—	—	—	—	42,208,759	42,208,759	—
Construction	—	—	—	—	4,751,996	4,751,996	—
Multi-family real estate	—	—	—	—	17,428,754	17,428,754	—
Commercial real estate	—	—		—	24,151,207	24,151,207	—
Home equity and second mortgages	—	—	—	—	1,957,927	1,957,927	—
Secured loans	—	—	—	—	140,231	140,231	—
Commercial leases and loans	—	—	301,728	301,728	19,746,297	20,048,025	301,728
Commercial lines of credit	—	—	—	—	3,985,981	3,985,981	—

	$44,023	$590,935	$301,728	$936,686	$135,817,002	$136,753,688	$301,728

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Non-accrual Loans
One-to four-family real estate owner occupied	$256,707	$—	$36,263	$292,970	$21,263,252	$21,556,222	$36,263
One-to four-family real estate non-owner occupied	—	—	—	—	39,185,939	39,185,939	—
Construction	—	—	—	—	2,562,823	2,562,823	—
Multi-family real estate	—	—	—	—	18,699,192	18,699,192	—
Commercial real estate	—	—	—	—	21,635,758	21,635,758	—
Home equity and second mortgages	—	—	—	—	1,880,546	1,880,546	—
Secured loans	—	—	—	—	158,512	158,512	—
Commercial leases and loans	—	—	387,863	387,863	18,843,633	19,231,496	387,863
Commercial lines of credit	—	—	423,917	423,917	4,366,190	4,790,107	423,917

	$256,707	$—	$848,043	$1,104,750	$128,595,845	$129,700,595	$848,043

The Company primarily grants loans to customers throughout southwestern Pennsylvania. The Company maintains a diversified loan portfolio and the ability of its debtors to honor their obligations is not substantially dependent on any particular economic business sector. Loans on non-accrual at September 30, 2015 and September 30, 2014 were $301,728 and $848,043, respectively. The foregone interest on nonaccrual loans was approximately $28,000 and $69,000 for years ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and 2014, there were no loans that were 90 days or more delinquent and still accruing interest.

An allowance for loan and lease losses (“ALLL”) is maintained to absorb losses from the loan and lease portfolio. The ALLL is based on management’s continuing evaluation of the risk classifications and credit quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. Management reviews the loan and lease portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALLL. The Company’s calculated allowance requirement for credit losses decreased during the year ended September 30, 2015. The reduction in the allowance requirement is due to a decrease in the historical loss percentage factor used in the calculation to generate the required allowance amount. The following table details the allowance for loan losses and loan receivable balances at September 30, 2015 and 2014. An allocation of the allowance to one category of loans does not prevent the Company’s ability to utilize the allowance to absorb losses in a different category. The loans receivable are disaggregated on the basis of the Company’s impairment methodology.

	One-to four- family real estate - owner occupied	One-to four- family real estate -non- owner occupied	Construction	Multi-family real estate	Commercial real estate	Home equity and second mortgages	Secured loans	Commercial leases and loans	Commercial lines of credit	Non- allocated	Total
Allowance for credit losses:
Beginning balance 10/1/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	271,367	$50,333	$167,361	$1,361,038
Charge-offs	—	—	—	—	—	—	—	—	(85,000)	—	(85,000)
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	(34,713)	(41,253)	(5,108)	(44,370)	11,930	30,010	—	49,208	72,668	31,628	70,000

Ending balance 9/30/15	$121,244	$266,147	$31,145	$96,809	$234,816	$38,312	$—	$320,575	$38,001	$198,989	$1,346,038

Beginning balance 10/1/2013	$156,975	$267,895	$19,435	$141,683	$269,940	$7,471	$—	$246,978	$46,381	$142,280	$1,299,038
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—	—
Provisions	(1,018)	39,505	16,818	(504)	(47,054)	831	—	24,389	3,952	25,081	62,000

Ending balance 9/30/14	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Allowance for credit losses:
Ending balance 9/30/2015	$121,244	$266,147	$31,145	$96,809	$234,816	$38,312	$—	$320,575	$38,001	$198,989	$1,346,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$121,244	$266,147	$31,145	$96,809	$234,816	$38,312	$—	$320,575	$38,001	$198,989	$1,346,038

Loans receivables:
Ending balance 9/30/2015	$22,080,808	$42,208,759	$4,751,996	$17,428,754	$24,151,207	$1,957,927	$140,231	$20,048,025	$3,985,981	$—	$136,753,688

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$301,728	$77,462	$—	$379,190

Ending balance: collectively evaluated for impairment	$22,080,808	$42,208,759	$4,751,996	$17,428,754	$24,151,207	$1,957,927	$140,231	$19,746,297	$3,908,519	$—	$136,374,498

Allowance for credit losses:
Ending balance 9/30/2014	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Ending balance: collectively evaluated for impairment	$155,957	$307,400	$36,253	$141,179	$222,886	$8,302	$—	$271,367	$50,333	$167,361	$1,361,038

Loans receivables:
Ending balance 9/30/2014	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$19,231,496	$4,790,107	$—	$129,700,595

Ending balance: individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$387,863	$423,917	$—	$811,780

Ending balance: collectively evaluated for impairment	$21,556,222	$39,185,939	$2,562,823	$18,699,192	$21,635,758	$1,880,546	$158,512	$18,843,633	$4,366,190	$—	$128,888,815

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. There were two impaired loans as of September 30, 2015 and two impaired loans as of September 30, 2014.

			Impaired Loans
	Impaired Loans with Specific		with No Specific
	Allowance		Allowance	Total Impaired Loans
					Unpaid	Average	Interest
	Recorded	Related	Recorded	Recorded	Principal	Recorded	Income
	Investment	Allowance	Investment	Investment	Balance	Investment	Recognized
September 30, 2015
Commercial leases and loans	$—	$—	$301,728	$301,728	$301,728	$344,796	$—
Commercial lines of credit	—	—	77,462	77,462	162,462	183,087	16,737

	$—	$—	$379,190	$379,190	$464,190	$527,883	$16,737

September 30, 2014
Commercial leases and loans	$—	$—	$387,863	$387,863	$387,863	$415,179	$15,175
Commercial lines of credit	—	—	423,917	423,917	423,917	423,917	—

	$—	$—	$811,780	$811,780	$811,780	$839,096	$15,175

6. PREMISES AND EQUIPMENT

Major classifications of premises and equipment at September 30, 2015 and 2014 are summarized as follows:

	2015	2014
Land, building, and improvements	$2,297,469	$2,288,134
Furniture, fixtures, and equipment	1,183,016	1,118,807
Vehicle	48,985	48,985

Total premises and equipment	3,529,470	3,455,926
Less accumulated depreciation	(2,522,141)	(2,382,853)

Total	$1,007,329	$1,073,073

Depreciation charged to operations was $139,288 in 2015 and $149,319 in 2014.

The Company leases a branch, located in Shaler, Pennsylvania, under a long-term lease which qualifies as an operating lease. In addition to the fixed rental payments, the lease requires the Company to pay for operating expenses, including real estate taxes, insurance premiums, utilities, and maintenance. The lease has an initial term of 10 years with a renewal option of an additional 10 years. The following is a schedule by year for the future minimum lease payments under the existing operating lease:

2016	57,528
2017	57,528
2018	4,794
2019	—
2020	—

Total	$119,850

Rent expense was $64,692 for the years ended September 30, 2015 and 2014.

7. BORROWINGS

The Company maintains a $15,000,000 line of credit with the FHLB for the short-term use in funding loan and lease obligations, should the need for short-term borrowing occur. There were no borrowings outstanding on this line of credit at September 30, 2015 and 2014.

At September 30, 2015, the Company’s maximum borrowing capacity with the FHLB was approximately $70,400,000.

8. DEPOSITS

The composition of deposits is as follows:

	2015	2014
Demand deposits	$5,479,236	$5,639,321
Passbook savings and Christmas club	25,717,495	23,881,426
NOW and money market accounts	28,777,901	27,966,041
Certificates of deposit and CDARS	61,481,170	61,881,675
Individual retirement accounts	8,200,646	8,492,098

Total	$129,656,448	$127,860,561

Time deposit accounts include certificates of deposit, CDARS brokered deposits, and individual retirement accounts. Time deposit accounts maturing in years ended September 30, as of September 30, 2015, are summarized as follows:

	2015	2014
2016	$33,068,228	41,942,047
2017	11,301,194	6,821,051
2018	8,019,903	3,948,395
2019	2,555,771	3,436,403
2020	9,834,230	2,359,214
2021 and thereafter	4,902,490	11,866,663

	$69,681,816	70,373,773

The Company held related-party deposits of approximately $722,519 and $1,121,640 as of September 30, 2015 and 2014, respectively.

At September 30, 2015 and 2014, time deposit accounts of $250,000 or more amounted to $8,882,931 and $8,446,509 respectively. Deposits in excess of $250,000 as of September 30, 2015, are not insured by the Federal Deposit Insurance Corporation. As of September 30, 2015, the public funds held by the Company were secured by a pledge of government agency debentures. The Company had $17,865,042 in CDARS deposits at September 30, 2015 and $13,618,042 in CDARS deposits at September 30, 2014.

Interest expense on deposit accounts during the years ended September 30, 2015 and 2014 consists of:

	2015	2014
Passbook savings and Christmas club	$24,955	$23,199
NOW and money market accounts	51,669	39,190
Certificates of deposit and CDARS	633,862	654,256
Individual retirement accounts	124,691	140,733

	$835,177	$857,378

9. INCOME TAXES

The provision for federal income taxes consists of:

	2015	2014
Federal currently payable	$726,380	$732,825
State currently payable	49,469	82,747
Deferred tax expense	(36,103)	(14,806)

Total income tax provision	$739,746	$800,766

No valuation allowance was established at September 30, 2015 and 2014 in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

Reconciliation between the expected and actual tax provision for the years ended September 30, 2015 and 2014:

	2015		2014
		Pretax		Pretax
	Amount	Income	Amount	Income
Provision at statutory rate	$699,081	34.00%	$792,091	34.00%
Effect of tax-free income	(77,878)	(3.79)	(59,876)	(2.57)
State income tax, net of federal tax benefit	32,650	1.59	54,613	2.34
Effective merger related costs	63,317	3.08	—	—
Other	22,576	1.10	13,938	0.60

Income tax expense and effective tax rate	$739,746	35.98%	$800,766	34.37%

The deferred tax assets and deferred tax liabilities recorded on the consolidated balance sheets are as follows at September 30, 2015 and 2014:

	2015	2014
Deferred tax assets
Provision for loan losses	$362,638	$363,658
Depreciation	132,904	124,582
Deferred loan fees	120,549	109,225
Unrealized loss on available for sale securities	27,986	62,477
Other	190,270	172,793

Net deferred tax assets	$834,347	$832,735

The Company may establish a valuation allowance when it is more likely than not that the Company will not be able to realize the deferred tax assets for federal income tax purposes. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future federal taxable income during the periods in which they become deductible. Based on projections for future federal taxable income, management expects to fully realize the benefits of those deductible differences. Therefore, as of September 30, 2015, the Company did not record a valuation allowance against deferred tax assets. As of September 30, 2015, the Company did not have a net operating loss carry forward.

Tax basis bad debt reserves established after 1987 are treated as temporary differences on which deferred income taxes have been provided. Deferred taxes are not required to be provided on tax bad debt reserves recorded in 1987 and prior years (base year bad debt reserves). Approximately $1,000,000 of the balance in retained earnings at September 30, 2015 represents base year bad debt deductions for tax purposes only. No provision for federal income tax has been made for such amount. Should amounts previously claimed as a bad debt deduction be used for any purpose other than to absorb bad debts (which is not anticipated), tax liabilities will be incurred at the rate then in effect.

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

For the years ended September 30, 2015 and 2014, pension contributions charged to expense amounted to $326,271 and $319,250, respectively.

The Pentegra Defined Benefit Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Defined Benefit Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra Defined Benefit Plan, as reported on Form 5500, equaled $190,751,615 and $136,477,565 for the plan years ended June 30, 2015 and 2014, respectively. The Bank’s contribution to the Pentegra Defined Benefit Plan are not more than 5% of the total contributions to the Pentegra Defined Benefit Plan.

The following contributions were paid by the Bank during the fiscal years ending September 30. There were no changes that would affect affecting comparability for each period.

2015		2014
Date Paid	Amount	Date Paid	Amount
1/6/2015	$325,000	12/9/2013	$313,293

Total	$325,000	Total	$313,293

Funded Status as of	119.63%	Funded Status as of	121.57%

Zone Status	Green	Zone Status	Green

Retirement Savings Plan

The Company has established the Eureka Bank (formerly Eureka Federal) Retirement Savings Plan which covers substantially all employees. The plan is a tax-qualified Defined Contribution Plan that permits participants to contribute up to 10 percent of their salary to the plan. Additionally, during the years ended September 30, 2015 and 2014, the Company provided matching contributions of 100 percent of the first 6 percent contributed by each employee.

For the years ended September 30, 2015 and 2014, contributions charged to expense were approximately $58,000 and $52,000, respectively.

Employee Stock Ownership Plan (“ESOP”)

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

As the debt is repaid, shares are released from the collateral and allocated to qualified employees based on the proportion of payments made during the year to the remaining amount of payments due on the loan through maturity. The shares pledged as collateral are reported as unallocated common stock held by the ESOP shares in the Consolidated Balance Sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earning per share computations. The Company recognized ESOP expense of $130,465 and $107,582 for the years ended September 30, 2015 and 2014, respectively.

The following table presents the components of the ESOP shares:

	2015	2014
Allocated shares	24,436	18,327

Unreleased shares	36,654	42,763

Total ESOP shares	61,090	61,090

Fair value of unreleased shares	$1,002,487	$791,116

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

On May 21, 2015, certain officers of the Bank were awarded an aggregate of 3,818 options to purchase shares of common stock and 1,527 restricted shares of common stock. The awards vest equally over four years and the stock options have a ten-year contractual life from the date of grant. The Company recognizes expense associated with the awards over the four-year vesting period.

The trading price of Eureka Financial common stock closed at $15.24 per share on May 21, 2012, which is the exercise price of the options granted on that date. The estimated value of the stock options was $86,975, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on May 21, 2012 was $1.34 using the following Black-Scholes option pricing model assumptions: expected life of 10 years, expected dividend rate of 2.13%, risk-free interest rate of 1.76% and an expected volatility of 14.34% based on historical results of the stock prices of Eureka Financial. Compensation expense on the options was $20,237 and $17,340 for the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $27,730 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted-average remaining service period of 1.5 years. At September 30, 2015, future compensation expense related to the options is expected to be $17,340 in fiscal year 2016 and $10,390 in fiscal 2017.

The trading price of Eureka Financial common stock closed at $21.52 per share on May 21, 2015, which is the exercise price of the options granted on that date. The estimated value of the stock options was $10,805, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on May 21, 2015 was $2.83 using the following Black-Scholes option pricing model assumptions: expected life of 10 years, expected dividend rate of 2.27%, risk-free interest rate of 1.95% and an expected volatility of 15.78% based on historical results of the stock prices of Eureka Financial. Compensation expense on the options was $2,897 for the year ended September 30, 2015. As of September 30, 2015, there was $7,908 of total unrecognized compensation cost related to non-vested options which is expected to be recognized ratably over the weighted-average remaining service period of 3.5 years. At September 30, 2015, future compensation expense related to the options is expected to be $2,207 in fiscal years 2016 through 2018 and $1,287 in fiscal 2019.

The following tables summarize transactions regarding the options under the 2012 Plan:

	Options	Weighted-Average Price
Outstanding, September 30, 2014	64,907	$15.24

Granted	3,818	21.52
Exercised	—	—
Forefeited	—	—

Outstanding, September 30, 2015	68,725	$15.59

Exercisable, September 30, 2015	39,716	$15.36

Outstanding, September 30, 2013	64,907	$15.24

Granted	—	—
Exercised	—	—
Forefeited	—	—

Outstanding, September 30, 2014	64,907	$15.24

Exercisable, September 30, 2014	25,963	$15.24

On May 21, 2012, the date of grant, the market value of the restricted stock awards was approximately $395,646 before the impact of income taxes. Compensation expense on the grants was $85,367 and $79,128 for the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $125,292 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted-average remaining service period of 1.5 years. At September 30, 2015, future compensation related to the grants is expected to be $79,128 in fiscal year 2016 and $46,164 in fiscal 2017.

On May 21, 2015, the date of grant, the market value of the restricted stock awards was approximately $23,271 before the impact of income taxes. Compensation expense on the grants was $6,239 for the year ended September 30, 2015. As of September 30, 2015, there was $17,032 of total unrecognized compensation cost related to non-vested grants which is expected to be recognized ratably over the weighted-average remaining service period of 3.5 years. At September 30, 2015, future compensation related to the grants is expected to be $4,753 in fiscal years 2016 to 2018 and $2,773 in fiscal 2019.

The following table summarizes transactions regarding restricted stock under the 2012 Plan:

	Number of Restricted Shares	Weighted- Average Price
Nonvested shares, September 30, 2014	15,577	$15.24

Granted	1,527	15.24
Vested	5,497	15.24
Forefeited	—	—

Nonvested shares, September 30, 2015	11,607	$15.24

	Number of Restricted Shares	Weighted- Average Price
Nonvested shares, September 30, 2013	20,769	$15.24

Granted	—	—
Vested	5,192	15.24
Forefeited	—	—

Nonvested shares, September 30, 2014	15,577	$15.24

11. DEFERRED COMPENSATION ARRANGEMENTS

The Company maintains a non-qualified deferred compensation arrangement with participating members of management under which future defined benefits are funded principally by individual life insurance policies. The cash surrender value of the individual life insurance policies at September 30, 2015 and 2014 was approximately $291,000 and $287,000, respectively, and is included with other assets in the Consolidated Balance Sheet. An actuarially determined charge, which is included in other operating expense, is made each year based on the future benefits to be paid under the plan. The amount accrued during the years ended September 30, 2015 and 2014 was approximately $40,000 and $37,000, respectively. The aggregate liability for the deferred compensation arrangement at September 30, 2015 and 2014 was approximately $405,000 and $365,000, respectively, and is included with “other liabilities” in the Consolidated Balance Sheet.

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

The Company’s maximum exposure to credit loss for loan and lease commitments (unfunded loans and leases) at September 30, 2015 and 2014 was approximately $10,479,000 and $12,283,000, respectively, with rates of interest ranging from 2.25 percent to 6.00 percent and 2.25 percent to 6.75 percent, respectively. Fixed rate loan commitments at September 30, 2015 and 2014, were approximately $3,694,000 and $5,660,000, respectively, with fixed rates of interest ranging from 3.00 percent to 5.75 percent and 3.00 percent to 6.75 percent, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and 2014, are as follows:

	September 30, 2015
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$3,004	$—	$3,004
Obligations of states and political subdivisions available for sale	—	447,528	—	447,528
U.S. government agency securities available for sale	—	5,413,350	—	5,413,350

Total	$—	$5,863,882	$—	$5,863,882

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Mortgage-backed securities available for sale	$—	$5,585	$—	$5,585
Obligations of states and political subdivisions available for sale	—	587,115	—	587,115
U.S. government agency securities available for sale	—	7,816,450	—	7,816,450

Total	$—	$8,409,150	$—	$8,409,150

The following table presents the financial assets measured at fair value on a recurring basis as of September 30, 2015 by level within the fair value hierarchy. Impaired loans that are collateral dependent are written down to fair value through the establishment of specific reserves. Techniques used to value the collateral that secure the impaired loan include: quoted market prices for identical assets classified as Level I inputs, employed by certified appraisers, for similar assets classified as Level II inputs. In cases where valuation techniques include inputs that are unobservable and are based on estimates and assumptions developed by management based on the best information available under each circumstance, the asset valuation is classified as Level III inputs.

	September 30, 2015
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$379,190	$379,190
Other real estate owned	—	—	593,612	593,612

	$—	$—	$972,802	$972,802

	September 30, 2014
	Level I	Level II	Level III	Total
Description
Assets measured at fair value on a nonrecurring basis:
Impaired loans	$—	$—	$811,780	$811,780

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Bank uses Level III inputs to determine fair value:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loan	$301,728	Discounted cash flow	Probability of default	—

Impaired Loan	77,462	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)	(20)

Other real estate owned	593,612	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)	(20)

	$972,802

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired Loan	$387,863	Discounted	Probability of	—
		cash flow	default

Impaired Loan	423,917	Fair Value	Appraisal	20%
		of collateral (1)	adjustments (2)	(20)

	$811,780

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level III inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions that are presented below the following table were used to estimate fair values of the Company’s financial instruments at September 30, 2015 and 2014:

The fair value of the Company’s financial instruments are as follows at September 30:

	September 30, 2015
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$7,583,346	$7,583,346	$—	$—	$7,583,346
Investment securities available for sale	5,860,878	—	5,860,878	—	5,860,878
Investment securities held to maturity	2,768,913	—	2,795,317	—	2,795,317
Mortgage-backed securities available for sale	3,004	—	3,004	—	3,004
Federal Home Loan Bank stock	131,900	131,900	—	—	131,900
Cash surrender value of life insurance	291,023	291,023	—	—	291,023
Loans receivable, net	135,063,718	—	—	142,973,718	142,973,718
Accrued interest receivable	559,833	559,833	—	—	559,833

Financial liabilities:
Deposits	$129,656,448	$59,974,632	$—	$69,910,816	$129,885,448
Advances from borrowers for taxes and insurance	717,869	717,869	—	—	717,869
Accrued interest payable	86,359	86,359	—	—	86,359

	September 30, 2014
	Carrying Value	Level I	Level II	Level III	Total Fair Value
Financial assets:
Cash and cash equivalents	$9,639,943	$9,639,943	$—	$—	$9,639,943
Investment securities available for sale	8,403,565	—	8,403,565	—	8,403,565
Investment securities held to maturity	2,772,470	—	2,740,940	—	2,740,940
Mortgage-backed securities available for sale	5,585	—	5,585	—	5,585
Federal Home Loan Bank stock	302,500	302,500	—	—	302,500
Cash surrender value of life insurance	286,762	286,762	—	—	286,762
Loans receivable, net	128,030,483	—	—	134,453,483	134,453,483
Accrued interest receivable	583,389	583,389	—	—	583,389

Financial liabilities:
Deposits	$127,860,561	$57,486,788	$—	$70,261,774	$127,748,562
Advances from borrowers for taxes and insurance	633,159	633,159	—	—	633,159
Accrued interest payable	71,341	71,341	—	—	71,341

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

14. CONCENTRATIONS OF CREDIT

The Company primarily grants loans to customers in southwestern Pennsylvania and maintains a diversified loan portfolio. The ability of its debtors to honor their contracts is not substantially dependent on any particular economic business sector. All of the Company’s investments in municipal securities are obligations of state or political subdivisions located within Pennsylvania. As a whole, the Company’s loan and investment portfolios could be affected by the general economic conditions of Pennsylvania. In addition, as of September 30, 2015 and 2014, a significant portion of the Company’s “due from banks” was maintained with large financial institutions located in southwestern Pennsylvania. The Company maintains cash balances with financial institutions that exceed the $250,000 amount that is insured by the FDIC as of September 30, 2015 and 2014. Amounts in excess of insured limits were approximately $6,114,637 and $8,341,043 at September 30, 2015 and 2014, respectively. Of those amounts, approximately $796,044 and $1,015,660 were on deposit at the FHLB at September 30, 2015 and 2014, respectively.

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

As of September 30, 2015 and 2014, the Bank was not required to maintain a clearing balance requirement with the Federal Reserve Bank of Cleveland.

The Company may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amounts required for the liquidation account or the regulatory capital requirements imposed by federal and state regulations.

The most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk based, core and tangible ratios as set forth in the accompanying table. There are no conditions or events since the notification that management believed has changed the institution’s category. The following shows the Bank’s compliance with regulatory capital standards at September 30, 2015 and 2014:

	Actual			For Capital Adequacy Purposes			To be well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(in thousands)
As of September 30, 2015
Total capital (to risk-weighted assets)	$23,911	21.95%	>	$8,713	>8.00%	>	$10,892	>10.00%
Tier 1 capital (to risk-weighted assets)	22,565	20.72%	>	4,357	>4.00%	>	6,535	>6.00%
Core (Tier 1) capital (to adjusted total assets)	22,565	14.37%	>	6,281	>4.00%	>	7,851	>5.00%
Common equity Tier 1 capital (to risk-weighted assets)	22,565	20.72%	>	4,901	>4.50%	>	7,080	>6.50%

As of September 30, 2014
Total capital (to risk-weighted assets)	$23,327	23.66%	>	$7,887	>8.00%	>	$9,859	>10.00%
Tier 1 capital (to risk-weighted assets)	22,093	22.41%	>	3,943	>4.00%	>	5,915	>6.00%
Core (Tier 1) capital (to adjusted total assets)	22,093	14.32%	>	6,169	>4.00%	>	7,712	>5.00%

Risk-based capital at September 30, 2015 and 2014 includes supplementary capital of $1,346,000 and $1,361,000, respectively, representing the general valuation portion of the allowance for loan losses.

The following is a reconciliation of Eureka Bank’s financial statement equity to regulatory capital as of September 30, 2015 and 2014:

	2015	2014
	(in thousands)
Total equity	$22,511	$21,972
Unrealized loss on securities available-for-sale	54	121
Deferred tax asset - disallowed portion	—	—

Tier 1 capital	22,565	22,093
Allowable allowances for loan and lease losses	1,346	1,234

Total risk-based capital	$23,911	$23,327

16. PARENT COMPANY

Following are condensed financial statements for Eureka Financial:

Condensed Balance Sheet

	2015	2014
Assets:
Cash and due from banks	$920,615	$495,797
Investment in subsidiary	22,511,151	21,971,964
ESOP loan	387,722	445,418
Other assets	79,930	61,100

Total Assets	$23,899,418	$22,974,279

Liabilities:
Accounts payable and accrued expenses	$315,881	$280,502

Total Liabilities	315,881	280,502

Stockholders’ Equity	23,583,537	22,693,777

Total Liabilities and Stockholders’ Equity	$23,899,418	$22,974,279

Condensed Statement of Income
	2015	2014
Interest and Dividend Income:
Interest income	$13,917	$15,634
Dividend income from subsidiary bank	1,000,000	750,000

Total Interest and Dividend Income	1,013,917	765,634

Non-Interest Expense:
Other expense	39,312	46,461

Total Non-Interest Expense	39,312	46,461

Income before equity in undistributed net income of subsidiary	974,605	719,173

Equity in undistributed net income of subsidiary	341,769	809,741

Net Income	$1,316,374	$1,528,914

Comprehensive Income	$1,383,328	$1,769,029

Condensed Statement of Cash Flows

	Year Ended September 30,
	2015	2014
Operating Activities
Net income	$1,316,374	$1,528,914
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiary	(341,769)	(809,741)
Other	122,806	299

Net cash provided by operating activities	1,097,411	719,472

Investing Activities
Decrease in loan due from subsidiary	57,696	55,880

Net cash provided by investing activities	57,696	55,880

Financing Activities
Payment of dividends	(605,505)	(475,348)
Retirement of common stock	(124,784)	(769,222)

Net cash used by financing activities	(730,289)	(1,244,570)

Increase (decrease) in cash and cash equivilents	424,818	(469,218)

Cash and Cash Equivalents at Beginning of Year	495,797	965,015

Cash and Cash Equivalents at End of Year	$920,615	$495,797

17. SUBSEQUENT EVENT

On September 3, 2015, Eureka Financial Corp. and NexTier, Inc. entered into an agreement and plan of merger. The merger agreement, included as part of the Company’s proxy statement dated November 16, 2015, was approved at the special meeting of stockholders held on December 16, 2015. In addition, as of December 23, 2015, NexTier, Inc. and NexTier Bank, N.A. have received all regulatory approvals and waivers required for the consummation of the merger which is expected to close in January 2016.